Form 10KSB
period 2001-12-31
MEDSOLUTIONS INC
filed 2002-04-16
CIK 1144870

As filed with the Securities and Exchange Commission on April 16, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         (Mark One)

[X]  Annual  report  under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the fiscal year ended December 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                              -------------   -----------------------

Commission file number    0-32995
                       ---------------------------------------------------------

                               MEDSOLUTIONS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its charter)

              Texas                                         75-2531556
-------------------------------------         ----------------------------------
     (State or Other Jurisdiction of                      (IRS Employer
     Incorporation or Organization)                      Identification No.)

12750 Merit Drive, Park Central VII, Suite 770
Dallas, Texas                                                   75251
----------------------------------------------         -------------------------
         (Address of Principal Executive Offices)             (Zip Code)

                                 (972) 931-2374
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:       None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $4,046,061.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ 0.

     The number of shares outstanding of registrant's common stock, $.001 par value per share, as of March 31, 2002, was 15,702,490 shares.

     Transitional Small  Business Disclosure Format  (check  one): Yes    No X
                                                                      ---   ---

                               MEDSOLUTIONS, INC.

                                   FORM 10-KSB

                                Table of Contents
                                -----------------

Item                                                                       Page
                                                                          Number
                                     PART I                               ------

1.       Description of Business..............................................2

2.       Description of Property.............................................13

3.       Legal Proceedings...................................................13

4.       Submission of Matters to a Vote of Security Holders ................14

                                     PART II

5.       Market For Common Equity and Related Stockholder Matters............14

6.       Management's Discussion and Analysis or Plan of Operation...........15

7.       Financial Statements................................................21

8.       Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.................................22

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...................22

10.      Executive Compensation .............................................25

11.      Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..........................26

12.      Certain Relationships and Related Transactions......................28

13.      Exhibits and Reports on Form 8-K....................................29

Signatures...................................................................31

Audited Consolidated Financial Statements...................................F-i

                SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. You should exercise extreme caution with respect to all forward- looking statements contained in this Form 10-KSB. Specifically, the following statements are forward-looking:

     o    statements   regarding   our  overall   strategy  for   deploying  our
          proprietary technology, including, without limitation, our intended markets and future products, and our ability to raise capital;

     o    statements regarding our research and development efforts;

     o statements regarding the plans and objectives of our management for future operations, the production of products, including those incorporating our technology, and the size and nature of the costs we expect to incur and the people and services we may employ;

     o statements regarding our competition or regulations that may affect us;

     o    statements regarding our ability to compete with third parties;

     o    any statements using the words  "anticipate,"  "believe,"  "estimate,"
          "expect,"   "intend,"  "may,"  "will,"  "should,"  "would,"  "expect,"
          "plan," "predict," "potential," "continue" and similar words; and

     o    any statements other than historical fact.

     Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-KSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-KSB.

                                     PART I

Item 1. Description of Business.

General

     MedSolutions, Inc. ("we," "us," or the "Company") is a Texas corporation that was organized on November 11, 1993. Through our 99%-owned subsidiary, EnviroClean Management Services, Inc. ("EMSI"), from which the Company currently derives virtually all of its revenue, we are primarily engaged in regulated medical waste management services, which include collecting, transporting, treating and disposing of regulated medical waste from a variety of healthcare customers, including hospitals, clinics, doctors' offices and a variety of other regulated medical waste generators. We operate a permitted medical waste incineration plant in Galveston, Texas (the "UTMB Facility") from which we collect, transport and dispose of medical waste, and is owned by the University of Texas Medical Branch at Galveston, Texas ("UTMB"). We also operate a facility in Garland, Texas (the "Garland Facility"), owned by EMSI, that is permitted as a medical waste incineration and transfer facility, but is currently being used only for waste collection and transfer.

     During 2001, we expanded our business strategy and business plan to explore opportunities in medical waste-related products and service businesses, which we could market to our existing client base of doctors and medical facilities, in addition to expanding our present operations. To this end, at our shareholders' meeting held on May 2, 2001, the shareholders, among other things: (i) voted to change the name of the Company from EnviroClean International, Inc. to MedSolutions, Inc.; (ii) increased the number of shares of preferred stock authorized by the Company from 5,000,000 to 100,000,000; and (iii) elected three new directors.

As of December 31, 2001, we employed 46 persons, 45 of which were full-time employees. We maintain our principal offices at 12750 Merit Drive, Park Central VII, Suite 770, Dallas, Texas 75251. Our websites are located at http://www.medsolutions.net and http://www.emsi-medwaste.com.

Business Background

     The Company was originally incorporated as Advanced EnviroTech Systems, Inc., and subsequently changed its name to EnviroClean International, Inc., for the purpose of developing, designing and manufacturing a patented solid waste treatment technology, the EnviroClean(R) Thermal Oxidation System, which we may sometimes refer to as the "EnviroClean(R) System", for the destruction of regulated medical and other specialized waste streams generated by the medical, commercial and industrial business communities in an environmentally sound manner. On October 28, 1997, the U. S. Patent and Trademark Office issued Patent # 5,680,820 for a "Solid Waste Handling and Conveying Apparatus." On March 24, 1998, the U.S. Patent and Trademark Office issued Patent # 5,730,072 for "Combustion in an Oxygen Rich Environment." Additionally, the Company received a Certificate of Registration from the U. S. Patent and Trademark office for the "EnviroClean" name.

     Based on our experience in the industry, because of, among other things, the EnviroClean(R) System's potential ability to reduce carcinogens in emissions and its compact size compared to conventional incinerators, we believe that we have a patented, unique and effective thermal oxidation process which, with sufficient capital, can be modified and successfully marketed and can be applied in the destruction of a wide variety of specialized waste streams. In this regard, our present EnviroClean(R) System is constructed mainly of stainless steel, which has been proven not to be as resistant to corrosive emissions (of hydrochloric acid and chlorine) as originally anticipated. Based on discussions with an independent consultant and the contract manufacturer, we believe that with sufficient capital, which is not presently available to us, a corrosive resistant EnviroClean(R) System could be manufactured. However, due to the lack of sufficient capital to (i) modify the EnviroClean(R) System, (ii) reduce its manufacturing and operating costs, and (iii) increase and expand the marketing efforts regarding the EnviroClean(R) System, as well as a lack of significant revenue from the sale of EnviroClean(R) Systems, we have discontinued our efforts to manufacture and market the system. Neither of the facilities we operate, in Galveston and Garland, currently utilizes the EnviroClean(R) System;

however, an EnviroClean(R) System is installed in the Garland Facility and has been operational in the past. As a result, we presently conduct our waste management and destruction operations without the use of the EnviroClean(R) System.

     Although we were established for the purpose of developing, manufacturing and marketing of the EnviroClean(R) System, our success in that regard has been marginal, and we have not produced significant revenue or any profit from such activity. Lack of funds for the development, modification and marketing of the EnviroClean(R) System, coupled with the general lack of acceptance and demand, and the cost of production and operation of the product, contributed to our disappointing results.

EnviroClean(R) Thermal Oxidation System

     The   EnviroClean(R)   System.   In  1994,  we  created  and  patented  our
EnviroClean(R) System, a method of incinerating medical waste at or near the customer's site.

     Sales. In 1994, we entered into an agreement with Intercontinental Manufacturing Company ("IMCO"), a company capable of large-scale production of the EnviroClean(R) System, in a joint effort to build a prototype and market the completed EnviroClean(R) System. As amended, the agreement grants IMCO the exclusive right to manufacture the EnviroClean(R) System and to market the EnviroClean(R) System to the U.S. Department of Defense, its subsidiary agencies, and certain foreign governments. In exchange, we are entitled to a royalty for each EnviroClean(R) System sold by IMCO. With respect to the original design and manufacture of seven EnviroClean(R) Systems, we had remaining financial obligations to IMCO under the agreement, which IMCO agreed to convert into equity of the Company in June 2001. Without significant financial resources to undertake and complete significant modifications to the EnviroClean(R) System, we do not believe the System can be marketed on a profitable basis.

     In June 1995, we entered into a corporate joint venture, Tratamiento de Desechos Medicos, S.A. de C.V. ("TRADEM"), with a private company in Mexico and a large, publicly-held Mexican company for the purpose of acquiring EnviroClean(R) Systems and providing medical waste management services in Mexico. We own a 33% interest in the joint venture. TRADEM purchased a total of five EnviroClean(R) Systems from us. Two of the EnviroClean(R) Systems are located in a facility in Lerma, Mexico and the other three were installed in Iztapalapa, Mexico. In addition to these prior sales, TRADEM also advanced partial payment to us for other prospective purchases of EnviroClean(R) Systems. However, TRADEM experienced significant operating losses during its entire existence, primarily due to changes in the Mexican regulatory environment. Due to this fact, we and the other joint venture participants decided not to invest additional capital in TRADEM, and only one of the Mexican joint venture facilities remains in operation. As a result, in 1999, although we had not abandoned our 33% interest in TRADEM, we wrote-off the remaining net assets in the joint venture to zero.

     In 1996, we sold an EnviroClean(R) System to EMSI for use in its facility in Garland, Texas. We subsequently acquired substantially all of EMSI. In June 1998, we determined that it was not economically feasible to operate the Garland Facility, due in part to approximately $300,000 of modifications that would have been required to the EnviroClean(R) System at the Garland Facility, and the cost of recertification that would have been required by changing environmental laws. As a result, waste incineration at the facility was idled, although the Garland Facility continues to function as a medical waste collection and transfer facility. We have recently received temporary authorization from the TNRCC to begin processing waste at the Garland facility using the autoclave method of treatment for a period of six months and have submitted a Permit Amendment Application for permanent approval.

     From our inception, we have produced a total of seven EnviroClean(R) Systems, including the prototype. The EMSI unit in Garland, Texas is not presently operating and, to the best of our knowledge, only one unit in Mexico is still operational. We are presently disposing of waste utilizing an incineration facility owned by UTMB, which is unrelated to the EnviroClean(R) System technology. Without significant additional capital, we will not be in a position to modify, further develop, manufacture or market the EnviroClean(R) System. Since the system uses gas as a fuel, the system may not provide a cost efficient method of waste disposal, unless gas prices decreased to consistently low levels. We have no pending orders for the sale of any EnviroClean(R) Systems.

Acquisitions and Corporate Background

     EnviroClean Management Services, LLC. In 1995, we organized EnviroClean Management Services, LLC ("EMS") to engage in the regulated medical waste collection and transportation business. Also, EMS owned the Garland Facility. EMS was acquired by EMSI in April 1996.

     BMI Services, Inc. ("BMI"). BMI, a regulated medical waste and transportation management company, was acquired by EMSI in April 1996. BMI was based in Houston, Texas and was one of the largest independent transporters of medical waste in Texas. We acquired our primary waste transportation business and the UTMB arrangement through the BMI acquisition.

     EnviroClean Management Services, Inc. We and other shareholders formed EMSI in February 1996, as a consolidation vehicle for the merger or acquisition of EMS, BMI, and other proposed entities. In January 1998, we exchanged shares of our common stock, $.001 par value per share ("Common Stock") to acquire 667,375 shares of EMSI from other shareholders. This transaction gave us a controlling interest of approximately 51.3% of EMSI. In December 1998, we offered to exchange one of our shares for each share of EMSI still outstanding. As a result, we acquired sufficient shares to give us 96.1% of EMSI's stock. Since then we have acquired additional shares and now own 99.3% of EMSI.

Business Expansion

     We intend to broaden the market areas in which we will become involved by expanding into other medical waste-related products and service businesses, including medical record document destruction services, reuseable sharps containers or sharps containers sales (containers in which sharp instruments such as needles, scalpels, etc. are disposed), and OSHA training, which we would market to our current client base of doctors and medical facilities. We intend to expand into these new markets internally or through acquisitions. There can be no assurance that we will be able to support planned growth or to consummate such acquisitions, or that such acquisitions, if completed, would produce revenue or profit for the Company and its shareholders.

     Although we have a history of operations in the medical waste management industry, we have no history of operations in other medical waste related products and service businesses. We are a fairly new enterprise and are in the process of marketing our products or services and may encounter unusual or unexpected problems that we may not be successful in resolving. In addition, we intend to expand our operations into other medical waste and related service businesses. We have little experience in areas other than medical waste management and we are still in the process of evaluating the business and operational risks of undertaking activities outside of our core business. We may encounter unanticipated, unusual and unexpected risks and problems in developing any new area of business, which could adversely affect us, as well as our operations, revenue and ability to obtain a profit.

     We may not be successful in the marketing of our products or services. We have performed, to date, no scientific, empirical or other form of detailed market analysis or study to demonstrate the level of local or regional customer acceptance (if any) or need for our technology or services other than market studies provided to us by third parties and their subjective observations and conversations with potential customers.

     Our business strategy and aggressive expansion plans will place significant strain on our management, working capital, financial and management control systems and staff. Our failure to properly respond to these needs by failing to maintain or upgrade financial and management control systems, failing to recruit additional staff or failing to respond effectively to difficulties encountered during expansion could adversely affect the our business, financial condition and results of operations. Although, based on our experience in the industry, we believe that our management and financial systems and controls are adequate to address current needs and we are attempting to recruit and train additional staff, there can be no assurance that our systems, controls or staff will be adequate to sustain future growth.

     We intend to expand our operations into other medical waste related products and service businesses. However, we are currently engaged in the business of the transportation and destruction of regulated medical waste as well as providing services for the handling of regulated medical waste on behalf of our customers who generate such waste. As a result, our financial success is completely dependent upon our ability to successfully market our products and services to potential customers, the success of our business strategy and the continued existence/viability of our waste destruction methods, products and the services we provide our customers in the pickup, transport, treatment and disposal of their waste. Based on our experience in the industry, we believe that our business can be readily adapted to provide other medical waste related products and services which could involve significant risk, cost and expense. If we are not successful in locating or operating these intended businesses, it could have a material adverse effect on our ability to achieve profitability. Additionally, there is no assurance that we will have sufficient financial resources to implement any significant change in our business.

Collection and Transportation

     We collect, transport, and dispose of over one million pounds per month of regulated medical and special waste, primarily from hospitals, clinics, and doctors' offices. Based on our experience in the industry, we believe that this provides a strong foundation in the medical and special waste management industry and that significant opportunities exist to expand this business and continue providing services for dental offices, veterinarians, pharmaceutical companies, retirement homes, and medical testing laboratories. In addition, based on our experience in the industry, we believe that our present business and client base provide the opportunity to expand into other medical-related products and services businesses.

     We have over 800 medical waste disposal agreements with customers for the collection of their medical waste, and an agreement with one disposal facility to destroy their medical waste. During 2001, UTMB accounted for approximately 24.7% of our revenue, Texas Health Resources System approximately 8.7%, Baylor Health Care System approximately 7.9%, Christus Spohn Hospital System approximately 7.3%, and Trinity Mother Frances Health System approximately 7.0%. The loss of any of these sources of revenue could reduce our revenues, increase our losses from operations and materially impact our ability to be profitable.

     We use a software system in every phase of our operations that enables us to closely track all waste through the collection, transportation, treatment and disposal process as well as provide manifests and invoices for each individual customer account.

     Collection. We own and lease trucks that are specially equipped to handle regulated medical waste in accordance with applicable health and transportation regulations. The waste is packaged for transportation by the customers using plastic containers or corrugated boxes, bags and labels supplied by us in most cases, and is then loaded onto our vehicles. We must comply with strict packaging regulations for both waste containers and the transportation vehicles. (See Regulation.)

     Transportation. Once the waste is loaded, it is transported to the waste disposal site. Regulations mandate that we maintain strict control over the transportation, ensuring that the medical waste remains secure and inaccessible. Further, we are required to follow specific procedures to respond immediately to any type of spill, leakage or other emergency that may occur during transportation. To date, we have not experienced any such incident. (See Regulation--DOT Regulations.)

Disposal Operations

     We operate and manage an incineration facility in Galveston, Texas owned by UTMB, a component of the University of Texas System, which is an agency of the State of Texas. We use the UTMB Facility for the disposal of waste streams that we collect and transport for our customers, and also for waste streams generated by UTMB and its affiliates.

     As part of EMSI's acquisition of BMI in 1996, BMI's contract to operate the medical waste incineration facility at UTMB, and to provide medical waste incineration services to UTMB, was assigned to us. Our current agreement with UTMB expires in December 2005.

     Under the current agreement with UTMB, certain fees that we must pay UTMB will increase on a gradual annual basis, including a fixed facility usage and maintenance fee that was $17,500 per month in 2001, and will increase to $21,500 per month by the year 2005, a graduated capital renewal fee (to reimburse UTMB for a capital investment of approximately $1.1 million) ranging from $10,833 per month in 2001 to approximately $20,200 per month from December 2001 until December 2005, and a constant usage fee of $.005 per lb. based on the volume of medical waste processed at the UTMB Facility for non-UTMB waste. We pay all utilities and are entitled to a variable credit for steam generated from the unit.

     In the past, the UTMB Facility has experienced operational disruptions that have caused us to occasionally discontinue incinerator operations at the facility while appropriate repairs were made. During such discontinued facility use, we made arrangements for waste disposal with alternative vendors in order to continue our operations. Our costs in using alternative vendors for waste disposal are usually higher than the costs of using the UTMB Facility. The UTMB incinerator currently requires extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. It is expected that we will be unable to incinerate waste at the UTMB Facility commencing April 15, 2002, in order that the foregoing modifications and improvements can be made and the incinerator will be able to comply with the New Source Performance Standards that take effect in September 2002. We expect the incinerator to be out of service for a minimum of 90 days. We submitted an application to the TNRCC to allow us to install an alternative state-approved technology in order to allow for uninterrupted medical waste treatment at our Garland Facility and have recently received Temporary Authorization from the TNRCC permitting us to process our regulated medical waste using the autoclave method of treatment for a period of six months. We have signed a letter of intent with a company to install an autoclave treatment system at our Garland Facility and to process our regulated medical waste, on a subconract basis, for a fixed price-per-pound.

Financial Condition

     We have incurred losses in all fiscal years of operation, including 2001. Also, we have significant short and long-term financial obligations that significantly exceed the amount of our current assets. Although our accountants are presently preparing our federal income tax returns for the years ended December 31, 1999, 2000, and 2001, these returns have not yet been filed; however, although we do owe delinquent federal payroll withholding taxes, we do not believe we have any federal income tax due for these periods. (See Management's Discussion and Analysis or Plan of Operation and the accompanying Audited Financial Statements and Footnotes to such Financial Statements).

Future Funding Agreement With Lilly Beter Capital Group, Ltd.

     On October 31, 2000, we entered into an agreement with Lilly Beter Capital Group, Ltd. ("LBCG") whereby LBCG agreed to assist us in raising $5,000,000 of equity and to provide services to us with respect to the raising of a minimum of $15,000,000 and a maximum of $20,000,000 through the sale of tradable, low-grade, high-yield 10-year bonds. Pursuant to the terms of this agreement, we were required to provide the costs and expenses associated with both the equity and debt offerings in an amount not to exceed $850,000. Pursuant to this original LBCG agreement, we deposited funds in the amount of $500,000 into an LBCG Escrow Account to defray the costs of administrative expenses. Of these funds, $300,000 was paid to LBCG. We then utilized $200,000, with the approval of LBCG, for working capital. The agreement with LBCG expired on October 30, 2001.

     We are currently engaged in negotiations with LBCG regarding a new financing agreement. LBCG has presented a proposed agreement that contains additional conditions and provides that LBCG will, subject to those conditions, move forward with "a positive and highly feasible" financing package. Under the proposed LBCG agreement, there is no firm commitment or guarantee by LBCG to provide any specific amount of financing. We have not yet accepted this proposed LBCG agreement. Based on the uncertainty of the Company's relationship with LBCG, the Company has written off the $300,000 of deferred financing costs that the Company has paid LBCG. If a satisfactory agreement is not reached with LBCG, the Company may seek a refund of certain amounts that have been paid to LBCG.

     LBCG's   obligations  under  the  October  31,  2000  LBCG  Agreement  were conditioned upon a number of factors and requirements, including the following:

     o an increase in the number of our Board of Directors to nine directors, including a director selected by LBCG (Ms. Lilly Beter was elected as a Director on May 2, 2001);

     o a right of first refusal granted to LBCG with respect to additional financings in excess of $5,000,000;

     o our indemnification of LBCG and its affiliates with respect to certain claims or liabilities;

     o the completion by us of an acquisition or acquisitions that are acceptable to LBCG;

     o our meeting of certain projections of pro forma financial statements agreed upon by LBCG and us;

     o our filing of a Form 10-SB with the United States Securities and Exchange Commission (the "SEC") with respect to our Common Stock (our Form 10-SB became effective on September 14, 2001); and

     o other factors, many of which are not within our control, such as market conditions and successful implementation of a market for our Common Stock following the filing of the Form 10-SB.

     LBCG's obligations under the proposed LBCG agreement are conditioned upon a number of additional factors and requirements, including the following:

     o the disclosure of the current LBCG Agreement to persons from whom we may seek bridge financing;

     o our becoming a company whose shares are publicly traded and our maintaining compliance with all applicable filing requirements of the Securities and Exchange Commission;

     o    we must replenish the LBCG Escrow Account to $500,000;

     o    the disclosure of our federal employee withholding tax status; and

     o a written acknowledgment by any person investing in our Common Stock prior to the financing contemplated by LBCG that LBCG has made no guarantee as to the financing.

     Neither we nor LBCG can provide any assurance that the proposed LBCG agreement will be executed, and, if executed, that the original or additional conditions will be met, that the financing contemplated by the proposed LBCG agreement will be consummated, or that a public market for our Common Stock will develop.

     Acquisitions we may consider, if successful, would allow us to modify our long-term business strategy, which we believe will provide the building blocks for a revised business plan. The business strategy would include acquisition of other medical waste-related products and service business and would focus on selling a variety of other medical waste-related products and services to the healthcare community.

Industry Overview

     Millions of tons of problem waste are generated daily by a myriad of industrial pharmaceutical, technological and health care organizations. As the quantities of problem waste and the diversity of specialized waste streams continue to increase, environmentally friendly, cost effective options for solving the problems associated with waste handling, transportation and destruction have declined. These complex problems have become especially prevalent in the regulated medical waste industry. Increased public awareness of the environmental issues has led both the federal and state governments to place severe restrictions on how medical and problem waste generators can dispose of their waste materials.

     In the past it was commonplace in the United States for hospitals to destroy their medical waste in onsite incinerators. However, with new Environmental Protection Agency ("EPA") and state air emission regulations, many hospitals have been forced to permanently close their onsite incinerators and find alternative waste treatment methods.

     In the U.S. market for 2000, approximately 80% of all medical waste was sent "offsite" for commercial treatment. Such high percentage is a result of a number of business concerns, including budgetary limitations, potential liability, incinerator non-compliance and other concerns related to onsite processing of medical waste. In addition to the business concerns, hospitals are also concerned about the risk of exposing their personnel to contagious diseases while treating regulated waste. These factors, combined with the fact that existing and proposed regulations are making it extremely difficult to secure the required permits for both private and commercial destruction facilities, lends additional support to our belief that marketing conditions are advantageous for a fully integrated service concept utilizing state of the art waste treatment technology.

Competition

     There are several regulated medical waste management companies operating in the state of Texas and the surrounding region, and the market is highly competitive. Our two primary competitors are large, publicly traded corporations with regional and national businesses. These companies provide a variety of services other than collection, transportation, treatment and disposal. As such, these competitors have a broader scope of business and substantially greater financial and other resources than we possess.

     According to public securities filings, 3CI Complete Compliance Corporation ("American 3CI") is one of the largest regulated medical waste management companies in the southwest. In 1999, Stericycle, Inc. completed its acquisition of Browning Ferris Industries' ("BFI") medical waste division from Allied Waste for over $400 million, making Stericycle the largest medical waste management company in the United States. Stericycle utilizes a proprietary electro-thermal deactivation ("ETD") process in a multi-regional strategy. By utilizing their ETD process, Stericycle is able to recycle or reuse a portion of the plastics within the regulated medical waste stream. However, Stericycle, like us, primarily utilizes incineration and autoclave technologies that were acquired to process a majority of the waste stream.

     Based on our experience in the industry, we believe that we can successfully compete with these companies by concentrating our operations in Texas and surrounding states. We believe we can gain a competitive advantage by reducing the price of waste disposal services to customers to an amount below that of our competitors through a reduction of our costs, and expansion through acquisitions, which in turn will provide our customer base with other medical waste-related products and services.

     The medical services industry is highly competitive, and the companies currently engaged in that industry have greater resources and experience than we do. We have not yet completed our detailed business plan and are still in the process of evaluating the business and operational aspects and risks of undertaking this strategy. We have therefore not fully developed a plan as to how best to address the initial competitive disadvantage under which we may enter this industry.

     Many of our competitors have significantly greater financial, advertising and marketing resources than us, which, without significantly greater financial resources, will place us at a competitive disadvantage. The medical/special waste disposal, medical related services and environmental services industries are extremely competitive. We will compete with a number of competitors offering similar technologies or services for the treatment of medical waste as well as those using similar or dissimilar technologies or products.

     If we do not enhance and improve our products and services, our sales and financial results could be adversely affected. Development of new, improved waste destruction devices or methods may make our devices and/or methods obsolete, less competitive or require substantial capital outlays by us to purchase or license new technologies, if available.

Patents and Trademarks

     On October 28, 1997, the U. S. Patent and Trademark Office issued Patent #5,680,820 for a "Solid Waste Handling and Conveying Apparatus." On March 24, 1998 the U.S. Patent and Trademark Office issued Patent #5,730,072 for
"Combustion in an Oxygen Rich Environment." Additionally, we received a "Certificate of Registration" from the U. S. Patent and Trademark office for the "EnviroClean" name. In 1999 we wrote down the value of these patents and the trademark to -zero-.

Regulation

     General Federal Regulation. We operate within the regulated medical waste management industry, which is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on us, including requirements to obtain and maintain permits issued by governmental agencies.

o Permits. We must obtain and keep in force government permits that must be periodically renewed and are subject to modification or revocation by the applicable regulatory authority.

o Regulations. We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of medical waste. We are also subject to extensive regulations designed to protect our employees from the hazards of medical waste.

     There are two general aspects to our business that are subject to regulation: treatment and transportation. The Company's primary method of treatment is incineration. Incineration burns medical waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for certain medical wastes, such as residues from chemotherapy procedures. Air emissions from incinerators can contain certain byproducts that are subject to federal, state and in some cases, local regulation. In some circumstances, the ash byproduct of incineration may also be regulated. As a result, it is expensive to permit and construct new facilities. Transportation of medical waste exposes employees to potentially infectious materials. As such, federal regulations have been imposed to minimize the risk of employees to infectious materials and provide uniform labeling and packaging of medical waste.

     There are at least four federal agencies that have authority over regulated medical waste. These agencies are the EPA, the Occupational Safety and Health Administration ("OSHA"), the U.S. Department of Transportation ("DOT") and the U.S. Postal Service. Our business, as it is currently operated, is subject to regulations of the EPA, OSHA and DOT, but not of the U.S. Postal Service. These agencies regulate medical waste under a variety of statutes and regulations.

     In November 2000, we incurred $17,316 of expenses in connection with clean-up costs related to a caustic spill at the UTMB Facility. In April 2000, we incurred $85,976 of expenses in connection with clean-up costs of a stack discharge at the UTMB Facility. In the fourth quarter of 1998, $31,240 of expenses were incurred for a similar discharge at the UTMB Facility. As of December 31, 2001, we were not involved in any remediation activities involving environmental regulation.

     Clean Air Act Regulations. In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan that meets minimum emission standards for these pollutants. We currently lease and operate one incinerator, which is at the UTMB Facility. This incinerator is owned by UTMB. UTMB currently has a permit on two incinerators. We have an agreement with UTMB, which permits us to operate one incinerator on an ongoing basis and operate the second incinerator if our monthly volume of waste so requires. We are responsible to operate the facility in accordance with UTMB's permit. Based on our experience in the industry, we believe that we have complied and will continue to be in compliance with all federal and state permits regarding our operation of UTMB's incinerators. In addition, based on our experience in the industry, we believe that the UTMB incinerator has been maintained in compliance with all federal and state permits, and that UTMB will maintain its permits on its incinerators.

     It is likely that the EPA will, in the future, impose stricter emissions standards. Stricter emissions standards could benefit us if the result is that hospitals and other waste generators increase or accelerate their use of outside medical waste treatment contractors like us. Stricter emissions standards could also have a material adverse effect on us to the extent that UTMB incurs increased costs to bring its own incinerators into compliance with the more stringent standards. We may then face price increases for the use and operation of the UTMB Facility, as well as increased costs for maintenance and repair. We might also face price increases for treatment of medical waste that we deliver to other parties for processing.

     Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. Unlike the EPA regulations that are designed to control medical waste, OSHA regulations are designed to minimize the exposure of employees to hazardous work environments, in particular the reduction or elimination of occupational bloodborne infections. Due to our business of collection, transportation and final disposal of medical waste, our employees may be exposed to potentially infectious materials. Our employees are exposed to this waste only after it has been packaged for transport; therefore, the greatest potential for occupational exposure is through needle sticks from sharps not properly packaged or sealed and spillage from improperly packaged fluids. Our packaging and handling practices, including reliance on mechanical waste handling, as well as state and federal packaging requirements, substantially reduce the potential exposure. Various standards apply to certain aspects of our operations. These regulations govern, among other things, exposure to bloodborne pathogens and other potentially infectious materials, lock out/tag out procedures, medical surveillance requirements, use of respirators and personal protective equipment, emergency planning, hazard communication, noise, ergonomics and forklift safety.

     Our employees are required by our policy to receive new employee training, annual refresher training and training in their specific tasks. As part of our medical surveillance program, employees receive pre-employment physicals, including drug testing, annually required medical surveillance and exit physicals. We also subscribe to a drug-free workplace policy.

     Resource Conservation and Recovery Act of 1976. The Resource Conservation and Recovery Act of 1976 ("RCRA") relates to hazardous waste, as opposed to medical waste. In 1976, Congress passed the RCRA as a response to growing public concern about problems associated with the handling and disposal of solid and hazardous waste. RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. Medical wastes are currently considered non-hazardous solid wastes under RCRA. However, some substances collected by us from some of our customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

     We use landfills operated by parties unrelated to us for the disposal of treated medical waste from the UTMB Facility and for the disposal of incinerator ash. At the UTMB Facility, we test ash from the incineration process to determine whether it must be disposed of as hazardous waste. We employ quality control measures to check incoming medical waste for specific types of hazardous substances. Our customer agreements also require our customers to exclude different kinds of hazardous substances or radioactive materials from the medical waste they provide us. Following treatment and testing, most waste from the UTMB Facility is disposed of as nonhazardous waste.

     DOT Regulations. DOT has placed regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994, which require us to package and label medical waste in compliance with designated standards, and which incorporate bloodborne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a "biohazard" marking on the outer packaging, and our medical waste container must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

     DOT regulations also require that a transporter be capable of responding on a 24-hour-a-day basis in the event of an accident, spill, or release into the environment of a hazardous material. Our drivers are trained on topics such as safety, hazardous materials, medical waste, hazardous chemicals and infectious substances. Our employees are trained to deal with emergency spills and releases of hazardous materials, and we have a written contingency plan for these events. Our vehicles are outfitted with spill control equipment and the drivers are trained in its use.

     Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred, and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If we were found to be a responsible party for a particular site, we could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable. This result would be the case if we were unable to identify other responsible parties, or if those parties were financially unable to contribute money to the cleanup.

     State and Local Regulation. We currently conduct all of our business in Texas. At some point in the future, we may conduct business in other states. Other states have different regulations regarding medical waste, medical waste transport and medical waste incineration. If at any time, we expand our business into other states, we believe, because of the stringent standards applicable in Texas, that the costs of bringing our business into compliance with the regulations of other states will be minimal.

     Medical Waste. The Texas Department of Health retains authority to define what waste will be regulated and how it may be treated. These rules, which were updated in December 1994, can be found in Title 25 Texas Administrative Code ("TAC") Sections 1.131-1.137. Under Texas law, the term "special waste from health-care facilities" ("SWFHCRF") is used to define medical waste regulated by state agencies. Only five categories of waste are regulated:

     o    animal waste from animals intentionally exposed to pathogens;

     o    bulk human blood and blood products;

     o    pathological waste;

     o    microbiological waste; and

     o    sharps.

     The criteria for selection of these categories were based primarily on environmental concerns rather than occupational concerns. A chain of events is necessary to produce disease from contact with medical waste. The items selected for regulation were deemed to have the highest potential for disease production provided all of the required events took place. Sharps, due to their inherent ability to provide a portal of entry, must be managed properly regardless of their contamination status.

     Transportation of Medical Waste. Subchapter Y, 30 TAC ss. 330.1001-1010 defines rules for medical waste management, disposal, transportation, collection and storage. These rules were also updated in December 1994. The responsibility for these regulations rests with the Office of Waste Management of the Texas Natural Resource Conservation Commission ("TNRCC"). Under Subchapter Y, the TNRCC regulates and registers transporters of medical waste by, among other things, requiring specific documentation of transportation of all medical waste. Currently, the Company is a registered medical waste transporter. The registration is subject to annual renewal, and though we believe, based on our experience in the industry, that we are in compliance with all of the statutory guidelines, there is no guarantee that the TNRCC will continually grant renewal registration to us.

     Treatment of Medical Waste. Approved methods of treatment of SWFHCRF can be found in Title 25 TAC Section 1.133. There are currently six approved treatment methods:

     o    Steam disinfection;

     o    chlorine disinfection/maceration;

     o    chemical disinfection;

     o    moist disinfection;

     o    thermal inactivation; and

     o    incineration.

     Our primary method of treatment of medical waste is incineration. This is the only method that we perform ourselves, although we have utilized other treatment methods through subcontractors. Approval from the Office of Air Quality of the TNRCC is required for incineration processes. Currently, we lease and operate one incinerator from UTMB at the UTMB Facility that is properly licensed by the TNRCC. (See Regulation--Clean Air Act Regulations above.) We have recently received Temporary Authorization from the TNRCC to begin processing regulated medical waste at the Garland Facility using the autoclave method (steam disinfection) of treatment for a period of six months.

     Permits; Summary. Currently, the waste we transport and dispose of is considered medical waste and incineration is one of many appropriate methods of disposal. Currently, the incinerator we operate meets the minimum EPA standards for disposal of such waste.

     We are responsible for complying with the maintenance obligations pursuant to numerous governmental permits and licenses owned by us or under which we conduct our business. We are also responsible for complying with permits maintained by others. These permits include:

     o    transport  permits  to  EMSI  for  solid  waste,   medical  waste  and
          bio-hazardous substances;

     o    permits to EMSI and UTMB to operate treatment facilities;

     o    permits to EMSI to operate transfer stations;

     o permits governing discharge of sanitary water and registration of equipment under air regulations (EMSI's in Garland and UTMB's in Galveston);

     o    approvals to EMSI for the use of EnviroClean(R)System; and

     o    various business operator's licenses.

     Based on our experience in the industry, we believe that we are currently in compliance in all material respects with our permits and applicable laws and regulations.

     Governmental authorities may take future actions which could pose obstacles in the waste disposal industry and require methods or technology different from the methods currently developed or utilized by us. We are not able to predict the outcome of any such actions, controls, regulations or laws on our operations and any significant reduction in revenues due to such changes could result in operating income becoming insufficient to cover operating expenses.

Item 2. Description of Property.

     We lease approximately 6,800 square feet of administrative office space at 12750 Merit Drive-Park Central VII, Suite 770, Dallas, Texas 75251. The lease expires on October 31, 2005. The rent is $9,626.25 per month from November 1, 2001, through October 31, 2002, $10,192.50 per month from November 1, 2002, through October 31, 2003, $10,758.75 per month from November 1, 2003, through October 31, 2004, and $11,375.00 a month from November 1, 2004 through October 31, 2005.

     We own the Garland Facility, which consists of real property, building and improvements, furniture and equipment. The EnviroClean(R) System in the Garland Facility has been idle since approximately June 1998. We estimate the cost of required upgrades and retesting the system to restore the equipment's functionality to be approximately $300,000. The Garland Facility includes 17,450 square feet of space (2,450 square feet of office space and 15,000 square feet of warehouse space), and is located on approximately three acres of land. The building is approximately 30 years old, and was extensively remodeled in 1996 at a cost of more than $500,000 to upgrade the facility to accommodate the EnviroClean(R) System and to showcase its operation for sales and marketing purposes. Because the EnviroClean(R) System has been idle for approximately three years, and since that time we have used the Garland Facility solely as a transfer station, we have provided an allowance to write down to -zero- the undepreciated cost of the EnviroClean(R) System and the Garland building improvements. We have recently received Temporary Authorization from the TNRCC to begin processing regulated medical waste at the Garland Facility using the autoclave method (steam disinfection) of treatment for a period of six months.

     As mentioned above, we operate the UTMB Facility in Galveston, Texas pursuant to a contract with UTMB, but UTMB owns the property, plant and equipment comprising the UTMB Facility.

Item 3. Legal Proceedings.

     There are no legal proceedings pending or, to our knowledge, threatened against us that will adversely affect our financial condition or our ability to carry on the business except the following:

     The Company was a named defendant, along with several officers of the Company, named individually, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999, as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounts to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001, the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001, the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001, seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. However, the Company believes that by seizing the shares of common stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have valid claim against the Company. The Company is examining options regarding claims for indemnification, contribution, and claims against third parties. However, the Company has not made any decisions and such issues remain unresolved. The accompanying consolidated balance sheet, as of December 31, 2001, reflects an accrual for losses in connection with this litigation of $260,000.

     Michael Moorhead, one of the defendants in the North Carolina action has filed suit in Texas against the Company's former counsel in the North Carolina action claiming, among other things, that the counsel is liable for the loss in such case for failure to timely respond to discovery. The case is styled Michael Moorhead v. Hunton & Williams, et al, 160th Judicial District Court, Dallas County, Texas, Cause No. 01-07565. Hunton & Williams has filed a third-party action against Mr. Fleeger, alleging that Mr. Fleeger was the contact person for all of the defendants in the North Carolina case, and was therefore responsible to the plaintiff. Hunton & Williams, et al seeks contribution from Mr. Fleeger in the event they are liable to Mr. Moorhead. Mr. Fleeger has denied the allegations against him and has filed a counterclaim against Hunton & Williams, seeking damages for negligence.

     We are a named defendant in a lawsuit in the District Court of the 126th Judicial District in Travis County, Texas, commenced by the State of Texas on November 20, 2000. The lawsuit claims that we breached a contract award under the Texas Smart Jobs Program, and violated its promises and obligations by failing to meet the requirements of the contract. The lawsuit seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. We have answered the suit and denied all material allegations. In March 2001, we made a settlement offer to the State of Texas in the amount of $60,000, which was rejected. The Company has attempted to make a reasonable estimation of its potential liability in this matter, which we determined to be $60,000, and we have accrued such amount in our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     There is currently no public market for our Common Stock.

     At December 31, 2001, we had 15,001,973 shares of Common Stock outstanding and had approximately 690 shareholders of record.

     We have no fixed dividend policy. The Board of Directors is authorized to consider dividend distributions from time to time, upon its assessment of our operating results, capital requirements and general financial condition and requirements. We have not paid a dividend since our inception. For the foreseeable future, it is anticipated that we will use all available cash flows to finance our growth and that dividends will not be paid to shareholders.

Recent Sales of Unregistered Securities

     During 1999, we (i) issued 42,901 shares of our Series II Preferred Stock at $3.00 per share for a total of $128,703, (ii) issued 408,400 shares of Common Stock at $1.50 per share, less expenses, for a total of $528,160, (iii) issued 152,946 shares of Common Stock in exchange for conversion of 38,580 shares of our Series I Preferred Stock, (iv) issued 71,919 shares of Common Stock in exchange for conversion of 44,089 shares of our Series II Preferred Stock, and
(v) issued 1,664,751 shares of Common Stock in exchange for cancellation, extension and guarantee of debt.

     During 2000, we (i) issued 707,333 shares of Common Stock at prices ranging from $1.25 to $1.50 per share, less expenses, for a total of $857,273, (ii) issued 19,595 shares of Common Stock in exchange for conversion of 4,899 shares of our Series I Preferred Stock, (iii) issued 7,500 shares of Common Stock in exchange for conversion of 7,500 shares of our EMSI Series I Preferred Stock and
(iv) issued 1,885,966 shares of Common Stock in exchange for cancellation of debt.

     During 2001, we (i) issued 585,413 shares of Common Stock for a total of $731,767 at $1.25 per shares, (ii) issued 3,808 shares of Common Stock in exchange for conversion of 1,334 shares of our Series II Preferred Stock, (iii) issued 9,404 shares of Common Stock in exchange for conversion of 2,177 shares of our Series I Preferred Stock (iv) issued 240,500 shares of common stock as employee stock bonuses and (v) issued 860,532 shares of Common Stock in exchange for the cancellation debt.

     All transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about us.

     In 2001, we filed a Registration Statement on Form 10-SB on a voluntary basis with the SEC, which registration statement became effective on September 14, 2001. Although we were not required to register under the applicable federal securities laws, we believe that commencing voluntary reporting under the Securities Exchange Act of 1934, as amended, will enhance our ability to access the capital markets. We also are hopeful that one or more market makers will provide the basis for our Common Stock to attain trading status and allow for a public market in our Common Stock. We believe that the establishment of a public market for our shares will allow us to be in a better position to obtain future financing and also provide increased liquidity to our shareholders. While we have had preliminary discussions with four broker-dealers concerning a range of financial advisory services, we do not have an understanding with, or a commitment from, anyone to act as a market maker for our securities, and there can be no assurance that we will find a market maker for our securities, or otherwise establish a public market for our Common Stock.

We intend to seek additional financing to do an additional private placement or a public offering within the next twelve months. If we do so, all of the then current existing shareholders and their stock holdings will be proportionately diluted.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related Footnotes.

Background

     We were  incorporated in November 1993. We provide  regulated medical waste
management  services,  including  collection,   transportation,   treatment  and
disposal services to our customers.

     Our revenues increased to $4,046,061 in 2001 from $2,900,914 in 2000. We derive our revenues from services to two principal types of customers: (i) long-term care facilities, outpatient clinics, medical and dental offices, municipal entities and other smaller-quantity generators of regulated medical waste ("secondary waste generators"); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("primary waste generators"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with "secondary waste generators" customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other "primary waste generators" customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of December 31, 2001, we served approximately 800 customers.

Years Ended December 31, 2001 and 2000

                                                    Years Ended December 31,
                                                  ----------------------------
                                                       2001            2000
                                                  ------------    ------------
Revenues                                          $  4,046,061    $  2,900,914
Cost of revenues                                     3,788,566       2,731,095
                                                  ------------    ------------

Gross profit                                           257,495         169,819


Selling, general and administrative expenses         1,254,480       1,028,093
Compensatory element of stock bonuses                  250,000         250,000
                                                  ------------    ------------

Loss from operations                                (1,246,985)     (1,108,274)
Depreciation and amortization                          142,051         367,363
Interest expense                                       153,725         171,145
Deferred offering cost                                 326,688            --
Debt conversion expense                                 22,533            --
Other income                                           (71,694)        (22,859)
                                                  ------------    ------------
Loss before extraordinary item                      (1,820,288)     (1,623,923)

Extraordinary item-loss from extinguishments
of debt                                                 87,573         850,000
                                                  ------------    ------------

Net loss                                          $ (1,907,861)   $ (2,473,923)
                                                  ============    ============

Basic and diluted loss per common share:
         Before extraordinary item                $      (0.13)   $      (0.14)
         Extraordinary item                              (0.01)          (0.07)
                                                  ------------    ------------
         Net loss                                 $      (0.14)   $      (0.21)
                                                  ============    ============

Weighted  average  common  shares used in basic
and diluted loss per share                          13,911,278      11,697,371
                                                  ------------    ------------

Year 2001 Compared to 2000.

     Revenues. Our revenues increased $1,145,147, or 39.5%, to $4,046,061 during the year ended December 31, 2001, from $2,900,914 during the year ended December 31, 2000. The increase in revenue in 2001 was due to increased volume of medical waste processed and signing contracts with new customers. In April of 2000, we reorganized our sales and marketing function and hired a new sales manager for EMSI. In November 2001 we hired two new vice presidents for our investor relations and sales and marketing departments.

     Cost of revenues. Our cost of revenues increased $1,057,471 or 38.7%, to $3,788,566 during 2001, from $2,731,095 in 2000. The increase was primarily due to higher container costs, transportation costs and waste treatment costs related to increased volume of waste processed and to increased expenses associated with the downtime of UTMB's incinerator.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $226,387, or 22.0%, to $1,254,480 during 2001, from $1,028,093 in 2000. The increase was attributable principally to higher payroll and payroll-related expenses. Our office rental expenses were reduced by approximately $69,750 by subleasing a portion of our corporate offices. Our sublease was terminated on September 30, 2001. Substantially all of the parent company salaries in 2001 and 2000 were accrued but not paid.

     Compensatory element of stock bonuses. Stock compensation included bonus shares for officers and employees totaling $250,000 in both 2001 and 2000

     Depreciation and amortization. Depreciation and amortization declined by $225,312, or 61.3%, to $142,051 for the year ended December 31, 2001, from $367,363 for the year ended December 31, 2000. The decrease was due primarily to reduced amortization expense related to the UTMB service contract that expired on December 8, 2000, and to several EMSI fixed assets that became fully depreciated during the year ended December 31, 2001.

     Interest expense. Our interest expense decreased $17,420, or 10.2%, to $153,725 during 2001, from $171,145 in 2000. Interest expense for EMSI increased $21,474 during the period. However, our interest expense at the parent company level declined by $38,894 as a result of our converting debentures and preferred stock during early 2000, and extinguishing a $1,000,000 note payable to a shareholder in July of 2000. These decreases were offset by approximately $18,750 charged to 2001 interest expense related to the guarantee of a letter of credit by our president and our largest shareholder, and by interest expense charges in 2001 and 2000 of $22,135 and $28,000, respectively, related to interest for a judgment against us arising from litigation. (See Legal Proceedings.)

     Deferred offering cost. In December 2001, we wrote off to expense the financing costs we had previously deferred in connection with our arrangement with LBCG. The original Firm Commitment Agreement from LBCG expired on October 31, 2001, and LBCG informed us they would be unable to renew the agreement on the same terms and conditions as set forth in the Original Agreement. We are continuing to discuss obtaining a financing arrangement from LBCG with the same or similar terms and conditions or, alternatively, seeking a refund from LBCG of all of the unexpended funds we have paid to them.

     Debt conversion expense. We further amended a note agreement in May 2001 with our largest shareholder, permitting him to convert, at his option, his note payable from the Company into our Common Stock at $1.25 per share instead of the original $1.50 per share. In connection with such amendment, we charged an additional $19,500 to debt conversion expense in the second quarter of 2001.

     Other income. In December 2001, we wrote off to other income certain adjustments of estimates to vendor accounts payable of approximately $70,000.

     Extraordinary item-loss from extinguishment of debt. In 2001, as an inducement to our president who had made cash advances to the Company from time to time, we gave him the right to convert such advances receivable by him into our Common Stock at a conversion rate of $0.75 per share and recorded $87,573 as loss from extinguishment of debt. In July 2000, we induced the shareholder holding a $1,000,000 note payable from us to extinguish our debt to him in exchange for 1,850,000 shares of our Common Stock. This transaction, although it reduced the amount of our shareholders' deficiency, resulted in a loss from extinguishment of debt in 2000.

     Net loss. Net loss was $1,907,861 during 2001, compared to $2,473,923 in 2000. The reduced loss was primarily due to the factors described above.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

     Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during 2001 were approximately $95,000 per month higher than the monthly average revenue for 2000. The principal uses of liquidity are payments for labor, material and expenses, debt and lease obligations, federal payroll withholding taxes (arrearage consisting of the third and fourth quarters of 2000, and the second, third and fourth quarters of 2001, in the aggregate amount of approximately $340,000, for which we have submitted a payment plan proposal and are presently negotiating payment terms with the Internal Revenue Service) to carry out our regulated medical waste management services. The UTMB Facility did not operate for much of 2001, causing increased transportation costs and alternative regulated medical waste processing costs and resulting in the continuation of significant operating losses and cash flow deficiencies.

     We do not believe our existing cash position and cash flow from operations will enable us to satisfy our current cash requirements. We will be required to obtain additional financing to implement our business plan. Historically, we have met our cash requirements from a combination of revenues from operations (which by themselves have been insufficient to meet such requirements), shareholder loans and advances, and proceeds from the sale of our debt and equity securities.

Going concern
-------------

     The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $1,907,861 and $2,473,923 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2001 and 2000. Further, as noted previously, the Company has not made sales of the Enviroclean(R) System to customers other than affiliated entities during its existence and, although current with its payroll taxes for the year 2002, EMSI has a substantial payroll tax obligation for the years ended December 31, 2001 and 2000.

History of negative cash flow
-----------------------------

     Historically, cash flow deficits have been funded by shareholders of the Company. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's Common Stock, approximately $857,273, $731,767, and $634,164 during the years ended December 31, 2000, 2001, and the three months ended March 31, 2002, respectively. Our largest shareholder loaned the Company $55,000 in 2001. Also, our President has advanced funds for working capital to us from time to time totaling $262,721 through December 31, 2001. There is no assurance that such private placement funding and loans and advances will continue to satisfy our cash needs, or that the proposed financing with LBCG will occur or be successful in securing future financing.

Few of our customers have accounted for a majority of our sales
---------------------------------------------------------------

     During the year ended December 31, 2001, sales of our services to 24 customers represented approximately 83.1% of our total revenues, including sales to UTMB, which amounted to approximately 24.7% of our total revenues. A loss of any of these customers could reduce our revenues, increase our losses from operations and limit our ability to achieve profitability.

Outstanding liabilities
-----------------------

     We have outstanding liabilities and debt of approximately $3,679,891 at December 31, 2001. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

Litigation by a bonding company
-------------------------------

     As discussed above, we, along with certain of our officers and directors, were named as defendants in a lawsuit in North Carolina in 1998. The judgment has been satisfied, but a bonding company has filed a lawsuit against us claiming damages of $254,708.17, plus interest and attorneys fees as indemnification for the payments made to plaintiffs in connection with a bond posted on behalf of us. We have responded alleging, among other things, accord and satisfaction and believe that by seizing the shares of Common Stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have a valid claim against us. However, there can be no assurance that we will prevail, and if we lose the lawsuit, it will significantly reduce cash available for continuing operations.

Discussion of Liquidity - Year 2001 Compared to 2000

     At December 31, 2001, our working capital deficit was $(2,642,775), compared to a working capital deficit of $(2,790,871) at December 31, 2000. The decrease in working capital deficit was primarily due to an increase in accounts receivable and prepaid insurance and a decrease in accounts payable to IMCO resulting from converting that payable into our Common Stock, offset by a reduction in cash, supplies inventory and classifying the notes payable to a shareholder as a current liability.

     Net cash used in operating activities was $(810,347) during 2001, compared to $(372,018) for 2000. This increase primarily reflects a decreased loss in 2001 offset by an increase in accounts receivable.

         Net cash provided by (used in) investing activities for the year ended December 31, 2001, was ($54,433) compared to $26,155 for the year ended December 31, 2000. The change is primarily attributable to an increase in property additions (principally reusable containers for collecting and transporting regulated medical waste).

     Net cash provided by financing activities was $608,715 during the year ended December 31, 2001, compared to $518,230 for the year ended December 31, 2000. Proceeds from the sale of Common Stock decreased approximately $125,506. Payments on long-term obligations increased to $101,364 in 2001 from $89,043 in 2000. Contributing to the increase in 2001 was a payment to LBCG of $50,000 (compared to $250,000 in 2000) toward the administrative costs of a proposed offering of high yield bonds and equity securities, and other deferred offering costs. All such costs were written off at the end of 2001 because we were unable to come to satisfactory terms with LBCG concerning their financing assistance to us.

     The net cash decrease for the year ended December 31, 2001 was $256,065, compared to an increase in cash of $172,367 for the year ended December 31, 2000, and is comprised of the items discussed above.

     At December 31, 2001, our long-term obligations were $495,274, including bank debt of $402,728, and installment notes of $92,545. On July 31, 2000, we exchanged a note payable to our single largest shareholder for 1,850,000 shares of our Common Stock. In connection with this exchange a new note in the amount of $116,667 was issued for the interest that had accrued until the date of conversion. The note was increased in July 2001 by an additional loan from the shareholder. The note, due July 31, 2002, bears interest at 10% per annum and is collaterized by certain future royalties, if any, from the sale of the EnviroClean(R) Systems and the related patented technology and by all other tangible and intangible assets of the Company. (See Footnotes 7, 8 and 14 to the accompanying Financial Statements.)

     Of our aggregate bank debt at December 31, 2001, $285,413 is secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate, plus 0.5% as published in the Wall Street Journal. The note is payable in minimum monthly installments of principal and interest totaling $3,467, matures in July 2011, and is guaranteed by Mr. Matthew Fleeger, our President and Chief Executive Officer.

     As of December 31, 2001, we also owed $117,316 to another bank, which debt is collaterized by the EnviroClean(R) System located at the Garland Facility. The note bears interest at a rate of 10% per annum, is payable in monthly installments of principal and interest totaling $4,315 through July 2004, and is guaranteed by Mr. Fleeger.

     Although at present we are current on our bank note payments, we have in the past occasionally been in arrears on both of the bank notes and in default on certain other matters. To date, the banks have not exercised their rights of recourse, or sought other remedies against us. We do not believe that the banks will demand payment in full due to the past instances of default. However, out of an abundance of caution, we have classified the entire amount payable to the banks as a current liability in the December 31, 2001 and 2000 balance sheets.

     We are also obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006, and are payable in monthly installments of approximately $2,798. The notes are collateralized by the equipment acquired therewith.

     We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2001, compared with $60,135 at December 31, 2000. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2001 or 2000.

Research and Development

     Research and development costs are expensed as incurred. Substantially all research and development activities were discontinued in 1999, and we have disbanded our technical staff.

Material Commitments For Capital Expenditures

     We have recently reached an agreement in principle concerning leases with a major leasing company for the replacement of certain transportation equipment, and the addition of two other trucks. We do not expect the monthly outlay for the new vehicles, including the lease costs and the fixed maintenance expenses, to exceed comparable costs we have been incurring during the past year. The lease terms are expected to be in the range of 72 to 84 months and the leases will be guaranteed by Mr. Fleeger.

     If an agreement with LBCG is reached, and a financing is consummated, the proceeds from such financing should allow us to meet any anticipated capital expenditures for the next twelve months. If the LBCG financing arrangements are not consummated, we will be required to obtain funds for any capital expenditures elsewhere.

Events Subsequent to December 31, 2001

     During most of the month of January 2002, the UTMB Facility was not functioning. As a result, we were required to discontinue incineration activities at the facility while appropriate repairs were being performed. UTMB restored functionality as of February 8, 2002. The UTMB incinerator currently requires extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. It is expected that we will be unable to incinerate waste at the UTMB Facility commencing April 15, 2002, in order that the foregoing modifications and improvements can be made and the incinerator will be able to comply with the New Source Performance Standards that take effect in September 2002. We expect the incinerator to be out of service for a minimum of 90 days. We submitted an application to the TNRCC to allow us to install an alternative state-approved technology at our Garland Facility. In order to allow for uninterrupted processing of medical waste, we have recently received Temporary Authorization from the TNRCC permitting us to process our regulated medical waste using the autoclave method of treatment for a period of six months. We have signed a letter of intent with a company to install an autoclave treatment system at our Garland Facility and to process our regulated medical waste, on a subconract basis, for a fixed price-per-pound.

     At December 31, 2001, EMSI had a payroll tax deficiency to the Internal Revenue Service of approximately $340,000. We have submitted a payment plan proposal to the Internal Revenue Service and are also in the process of submitting an Offer in Compromise to settle the matter. We are current in paying our payroll taxes for 2002.

     In February 2002, we received $525,000 from an existing shareholder to purchase 500,000 shares of our Common Stock. The sale of the shares was approved by our Board of Directors.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of SFAS 141 became effective as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations, initiated prior to July 1, 2001.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and the indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. This standard should have no effect on the Company's results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

Item 7. Financial Statements.

     The financial statements attached to this Report on Form 10-KSB beginning at page F-i are incorporated by reference.


Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act.

     Members of our Board of Directors serve until the next annual meeting of our shareholders or until their successors have been duly elected and qualified.
Our officers are elected at the Board of Directors meeting following each annual shareholders' meeting, and serve at the pleasure of our Board of Directors. Our last annual meeting was held on May 2, 2001, for the fiscal year ended 2000. We intend to hold our next annual shareholders' meeting as soon as practicable.

          The following persons comprise the directors and executive officers of the Company:

                                Director/Officer
Name and Age                    Since              Position(s) Held
-------------------------      -----------------   -------------------------------------------------------
Matthew H. Fleeger (38)         1993               President,  Chief Executive Officer and Chairman of the
                                                   Board of Directors of the Company
Sam Hicks, C.P.A. (61)          1998               Director;   Senior  Vice  President;   Chief  Financial
                                                   Officer
Mark M. Altenau, M.D. (60)      1994               Director
Donald McAfee (50)              2001               Director
Charles Crochet (42)            2001               Director
Lilly Beter (67)                2001               Director
Beverly L. Fleeger (67)         1993               Vice President and Corporate Secretary
Hector Diaz (38)                1997               Vice President, EMSI
Robert Centeno (40)             2001               Vice President, Sales and Marketing


Matthew H.  Fleeger -  Chairman  of the Board,  President,  and Chief  Executive
--------------------------------------------------------------------------------
Officer
-------

     Mr. Fleeger is a founder of the Company and serves as its President, Chairman of the Board of Directors and Chief Executive Officer, positions he has held since 1993. Mr. Fleeger graduated from Southern Methodist University in 1985, receiving a Bachelors degree in business with an emphasis in finance and marketing. He has also been selected as a member of International Who's Who of Business Professionals.

     Mr. Fleeger has a background in finance, marketing and sales with several years of experience in the oil and gas industry. From 1985 to 1990 he served as the President of Gulf Coast Western, Inc., a family-owned oil and gas exploration business.

     From 1990 to 1993, Mr. Fleeger served as a Vice President of Kinlaw Oil Company, a large Dallas/Fort Worth, Texas-based petroleum company. From 1999 to 2000, Mr. Fleeger served as a director of Palm Beach Tan, Inc., the largest chain of indoor tanning salons in the United States. Mr. Fleeger has experience in corporate structuring, mergers and acquisitions, joint ventures and a variety of equity and debt private placement vehicles used to fund the working and expansion capital needs of small developmental and growth companies. Mr. Fleeger is the son of Beverly L. Fleeger, the Company's Vice President and Corporate Secretary.

Sam Hicks, C.P.A. - Director; Senior Vice President and Chief Financial Officer
-------------------------------------------------------------------------------

     Mr. Hicks, a member of the Board of Directors since 1999, manages the accounting/finance departments of the Company and its operating divisions, and is the Company's Chief Financial Officer. Mr. Hicks received his BS in Business Administration from Creighton University in 1962 and holds CPA certificates from the states of Nebraska and Texas. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     His previous career includes over 20 years of domestic and international experience in accounting and finance, with 16 of those years as a partner of Ernst & Young LLP, a big-five accounting and consulting firm. From 1996 until joining the Company in 1998, Mr. Hicks served as Director of Financial Reporting for HealthCor Holdings, Inc. a large, publicly held home healthcare organization in Dallas. Mr. Hicks oversees all financial aspects of the Company's development, including the responsibility for staffing the divisions with financial personnel.

Mark M. Altenau, M.D. - Director
--------------------------------

     Dr. Altenau, a member of the Board of Directors since 1994, is an otolaryngologist in Dallas, Texas, where he has been in private practice for over 20 years. He has been a significant shareholder of the Company since March of 1994. Dr. Altenau received his undergraduate degree from the University of Cincinnati and his graduate degree from University of Cincinnati Medical School.

Donald D. McAfee, M.D. - Director
---------------------------------

     Dr. McAfee, a member of the Board of Directors since May 2, 2001, is a cardiologist in Bellingham, Washington, where he has been in practice for over 20 years. He is on the Governing Board of St. Joseph's Hospital and Mt. Baker Kidney Center. He is the former Chief of Staff of St. Joseph's Hospital in Bellingham.

Charles Crochet - Director
--------------------------

     Mr. Crochet, a member of the Board of Directors of the Company since May 2, 2001, has served as a member of the Board of Directors, President and Chief Executive Officer of 3CI Complete Compliance Corporation, the third largest medical waste management company in the United States, from 1994 until 2000. Mr. Crochet has over 20 years management experience in the environmental sector. He founded, permitted, designed and implemented multiple collection and treatment operations throughout the southern United States for the safe disposal of regulated medical waste. Mr. Crochet graduated from the University of Louisiana with a degree in Business Management. He is a member of various organizations and holds several industry related certifications.

Lilly Beter - Director
----------------------

     Ms. Beter has been a member of the Board of Directors since May 2, 2001. For at least the past five years, and until her retirement in June 1999, Ms. Beter served as President of Lilly Beter Capital Group, Ltd., a financial advisory firm with offices in Washington, D. C., New York, California, Florida, Minnesota, Illinois, Gibraltar and the Turks and Caicos Islands (British West Indies), until her retirement in June of 1999. Ms. Beter is no longer an officer or employee of Lilly Beter Capital Group, Ltd. and holds no economic interest in the firm. Ms. Beter is a member of the American League of Lobbyists and the American Arbitration Association. She currently sits on the Board of Directors of New Visual Entertainment, Inc., SATX, Inc. and USIP.com, each a public company.

Beverly L. Fleeger - Vice President, Corporate Secretary
--------------------------------------------------------

     Ms. Fleeger has worked for the Company since its inception in 1993. Prior to joining the Company, Ms. Fleeger had over 30 years of business organization and administrative experience. For 17 years, Ms. Fleeger managed the offices of a family-owned oil and gas production company. In 1978, Ms. Fleeger formed Bevco, Int'l., an international search firm specializing in mid-to-top management personnel for major mining and oil exploration companies. Ms. Fleeger graduated from a New Mexico Business College and received her BA from the University of Texas at Dallas. Ms. Fleeger is the mother of our President, Matthew Fleeger.

Hector Diaz - Senior Vice President/EnviroClean Management Services, Inc.
-------------------------------------------------------------------------

     Mr. Diaz serves as the Vice President of EMSI, a subsidiary of the Company. Mr. Diaz is responsible for all EMSI operations including the UTMB Facility, the Garland Facility, and all North and South Texas transportation issues. Mr. Diaz has over 12 years experience in the management and operation of biomedical waste treatment facilities. He has managed the UTMB Facility since 1995. Prior to joining the Company, Mr. Diaz was with Safe Way Disposal in Middletown, Connecticut for eight years, where he rose from incinerator operator to Director of Operations. Safe Way Disposal was one of the largest medical waste management companies in the Northeast prior to their acquisition by Stericycle.

Robert Centeno - Vice President, Sales and Marketing
----------------------------------------------------

     Mr. Centeno joined the Company in November 2001. Mr. Centeno attended Mount San Antonio College in Los Angeles, California and went directly into inside sales for a large corporation in Los Angeles. He has over twenty years of experience in operations, sales, sales management, consulting and business development. In 1987 Mr. Centeno moved to Dallas where he owned and operated the Dallas Hair Club for Men. He sold that business in 1999 and bought the first franchise offering of the Great Outdoors Sub Shops. Mr. Centeno negotiated franchise sales in several new Texas markets outside of Dallas for Great Outdoors Franchise, Inc. prior to selling his share to his partner.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2001 fiscal year, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with except for (i) Matthew H. Fleeger did not file one Form 4 reporting two transactions which took place in December 2001, and (ii) Beverly
L. Fleeger did not file one Form 4 reporting two transactions which took place in December 2001. Further, Matthew H. Fleeger, Sam Hicks, Beverly L. Fleeger and Charles Crochet have each informed the Company that he or she has not yet filed a Form 5 to report transactions not previously reported in 2001 and/or to amend earlier reported information.


Litigation
----------

     In November, 2001, Mr. Fleeger was notified by Clark County, Nevada that a complaint had been filed against him pursuant to a request by a Park Place Ent. Corp (PPE) property. The complaint resulted from claims made by the property that, in 1997 and 1998, Mr. Fleeger allegedly executed instruments which resulted in obligations being incurred by him. In 1999, two other PPE properties made similar claims and requests. These resulted in the filing of complaints in Clark and Douglas Counties, Nevada against Mr. Fleeger, which actions were stayed pending resolution of a civil action filed in 1999 by Mr. Fleeger against the properties regarding the alleged debts. The civil action, filed in federal court, alleged that the obligations were credit instruments and that the defendants violated federal law, specifically the Fair Debt Collection Practices Act (FDCPA), in their method of pursuing collection. The civil matter was resolved with the federal court ruling that the matter fell under Nevada law and, that as a result of such, the FDCPA did not apply.

     The actions filed in 2001 and 1999 in Clark County, Nevada (File Nos. 01F17876X & 99FO7364X), both styled State of Nevada v. Matthew Harris Fleeger, essentially allege that Mr. Fleeger, by executing instruments which were not paid, violated a revised Nevada statute. In September 1999, Mr. Fleeger entered into a settlement agreement regarding certain of the alleged debts pursuant to which payments were made on the obligation. In view of the settlement agreement, it is Mr. Fleeger's position that all claims, which are the subject of the settlement agreement, have been waived, that such claims have been converted into simple debt claims and that as such, the FDCPA has been violated.

     With respect to the other claims, Mr. Fleeger has reached an agreement in principal with Douglas County which, if finalized, will result in a no contest plea that will be dismissed upon payment of the amounts allegedly owed. Mr.
Fleeger is in negotiations  with Clark County  regarding a similar  arrangement.
The agreements have not yet been reduced to writing or executed.

Item 10. Executive Compensation.

     The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2001, to each of its most highly compensated officers of the Company.


                           Summary Compensation Table
                               Annual Compensation
                               -------------------


                                                                     Other Annual        All other
Name and Principal Position      Year     Salary(1)     Bonus(2)     Compensation(3)   Compensation
----------------------------     ----     ---------    -----------   ---------------   ------------
Matthew H. Fleeger..........     2001     $180,000     $ 87,573(3)          --          $  5,534(4)
   Chairman of the Board,        2000     $120,000     $125,000         $145,250(3)     $  1,645(4)
President and Chief              1999     $120,000         --                           $  4,936(4)
   Executive Officer

Sam Hicks...................     2001     $ 94,661         --               --              --
   Senior Vice President,        2000     $ 85,000     $ 30,000             --              --
   Director, Chief Financial     1999     $ 84,792     $ 18,750(3)          --
   Officer and Principal
   Accounting Officer

Beverly L. Fleeger..........     2001     $ 61,539         --               --          $  6,582(5)
   Vice President, Director,     2000     $ 55,000     $ 40,000             --          $  6,582(5)
   Secretary and Treasurer       1999     $ 55,000         --           $125,000(3)     $  5,805(5)
---------------------------------------------------------------------------------------------------

     (1)  Salary  includes  accrued but unpaid salaries in each year as follows:
          Matthew H. Fleeger -2001 - $180,000;  2000 - $111,500;  1999 - $73,250
          Sam Hicks -2001 - $25,613;  2000 - $17,000;  1999 - $30,958 Beverly L.
          Fleeger -2001 - $6,532; 2000 - $8,250; 1999 - $17,990

     (2) Bonuses of up to 250,000 shares of Common Stock were awarded by the Board of Directors for the year 2000 and charged to expense at the rate of $1 per share. Specific awards were approved by the Board of Directors on May 1, 2001.

     (3) During 2001, the foregoing named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company at a conversion rate of $0.75 per share:



                       Accrued                 Total     Number of  Compensation
Name of Officer        Salary     Loans      Converted   Shares     Element
---------------        ------     -----      ---------   ------     -------
Matthew H. Fleeger     $321,250   $262,721   $262,721    350,295    $87,573
Sam Hicks              $ 56,779       --         --         --      $  --
Beverly L. Fleeger     $ 24,522       --     $   --         --      $  --

The compensation element ($0.25 per share) was charged to debt extinguishment expense in 2001.

     During 1999, the foregoing named officers were authorized to exercise their stock options without payment, except for Matthew Fleeger who exchanged certain advances receivable and wages receivable amounting to $94,750 for a portion of his option price. Mr. Fleeger's shares include 10,000 shares issued by the Company as consideration for his guarantee of certain corporate obligations.

     (4) Represents payments on a club membership for Matthew Fleeger used for Company purposes.

     (5) Represents payments on automobile driven by Ms. Fleeger used for Company purposes.

     Non-employee directors receive no compensation for attendance at meetings of the Board of Directors. The Company pays for each non-employee Directors ordinary and necessary travel expenses incurred in attending such meetings.

Employment Agreements

     On May 1, 2001, our Board of Directors approved, in principal, effective January 1, 2001, an employment agreement between the Company and Mr. Fleeger. The agreement has not yet been reduced to a written contract. The material terms of the agreement include: (i) a five-year term; (ii) minimum annual compensation of $180,000, with a yearly cost of living increase of 6%, or an amount equal to the highest-paid employee as a result of any acquisition; (iii) that Mr. Fleeger will remain Chief Executive Officer and President; (iv) that a severance package will include the compensation of any remaining term of the agreement; (v) an annual stock or cash bonus based upon EBITDA formula to be developed and approved by LBCG and/or the Company's Board of Directors; (vi) a bonus for the year 2000 of 125,000 shares of Common Stock, and the option to convert any loans made by him and/or accrued compensation at a price of $.75 per share; and (vii) a formal written agreement will be prepared by our counsel.

     On May 1, 2001, our Board of Directors approved, in principal, effective January 1, 2001, an employment agreement between the Company and Mr. Hicks. The agreement has not yet been reduced to a written contract. The material terms of the agreement include: (i) a five-year term; (ii) minimum annual compensation of $96,000, with a yearly cost of living increase of 6%, or an amount equal to the highest-paid financial employee as a result of any acquisition; (iii) that Mr. Hicks will remain the Chief Financial Officer, (iv) that a severance package will include the compensation of any remaining term of the agreement; (v) an annual stock or cash bonus based upon EBITDA formula to be developed and approved by LBCG and/or the Company's Board of Directors; (vi) a bonus for the year 2000 of 30,000 shares of Common Stock, and the option to convert his accrued compensation at a price of $.75 per share; and (vii) a formal written agreement will be prepared by our counsel.

     Our success will depend largely on the continuing efforts of our executive officers, including our CEO and President, Matthew Fleeger and Chief Financial Officer, Sam Hicks. Our business may be adversely affected if the services of those individuals become unavailable to us. In addition, increasing the sales volume of our services and the expansion into other medical related service businesses will require the implementation of a successful marketing plan. We will need to hire additional qualified staff to enable us to achieve market penetration. If we cannot successfully identify, attract, hire and retain additional personnel in a timely and effective manner, it would have a material adverse effect on our business, financial condition and results of operations by limiting our sales and decreasing revenue.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of March 31, 2002 by: (i) each person known to us to own more than five percent of any class of our voting securities; (ii) each of our directors and the executive officers named in Item
10. above; and (iii) all our directors and executive officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                Shares Beneficially Owned(1)
Name and Address of Beneficial Owner     Number of Shares    Percent of Class(2)
                                         Beneficially  Owned

Matthew H. Fleeger                            1,138,777(3)             7.0%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251
Mark Altenau, M.D.                            2,721,100(4)            17.2%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251
Beverly Fleeger                                 538,469(5)             3.4%
  12750 Merit Drive -Park Central VII
   Suite 770
   Dallas, Texas 75251
Don McAfee, M.D.                                                       1.3%
    12750 Merit Drive -Park Central VII         201,229
    Suite 770
    Dallas, Texas 75251
Sam Hicks                                       160,817(6)             1.0%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251
Charles Crochet                                                         --
    12750 Merit Drive -Park Central VII           7,400
    Suite 770
    Dallas, Texas 75251
Lilly Beter                                        --                   --
    3925 Excelsior Blvd, Suite 500
    Minneapolis, Minnesota 55416
All Directors and Executive
Officers as a Group (7 persons)               4,795,192(7)            29.1%(8)

Ron Michael, M.D.                               779,364                5.0%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251
Vivian Erikson                                1,000,000                6.4%
    12750 Merit Drive
    Suite 770
    Dallas, Texas  75251

(1) Pursuant to Rule 13d-3 under the Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding shares owned as of March 31, 2002, by the person indicated and shares underlying warrants, options and/or convertible debt and accrued interest thereon owned by such person on March 31, 2002, that were exercisable within 60 days of that date.

(2) Applicable percentage ownership is based on 15,702,490 voting shares of Common Stock outstanding on March 31, 2002.

(3) Includes 114,609 shares owned by Preston Harris Interests, Inc., a Texas corporation, of which Mr. Fleeger is the president and majority shareholder and 491,933 shares of Common Stock underlying convertible accrued salaries at March 31, 2002. (See Certain Relationships and Related Transactions.)

(4) Includes 156,189 shares of Common Stock underlying convertible debt and accrued interest thereon at March 31, 2002. (See Certain Relationships and Related Transactions--Agreement with Largest Shareholder.)

(5)  Includes  32,696  shares of Common  Stock  underlying  convertible  accrued
salaries  at  March  31,   2002.   (See   Certain   Relationships   and  Related
Transactions.)

(6)  Includes  84,026  shares of Common  Stock  underlying  convertible  accrued
salaries  at  March  31,   2002.   (See   Certain   Relationships   and  Related
Transactions.)

(7) Includes 764,844 shares of Common Stock underlying convertible debt and accrued interest thereon and convertible accrued salaries at March 31, 2002. (See Certain Relationships and Related Transactions.)

(8) Applicable percentage ownership is based on 15,702,490 voting shares of Common Stock outstanding on March 31, 2002, and on shares issuable within 60 days of March 31, 2002.

Item 12. Certain Relationships and Related Transactions.

     We incur certain general and administrative expenses jointly with other related parties. Such costs are allocated amongst us and our affiliates based on the specific entity incurring the expense, square footage utilization on shared facilities, estimated utilization of other relevant products and services, or the human resources dedicated to each respective entity.

     We have certain payable balances with our shareholders and officers. At December 31, 2000 and 2001, and March 31, 2002, our payables to shareholders and officers were as follows:

                                    December 31,           March 31,
                                 2000          2001          2002
                              ----------    ----------    ----------
          Dr. Mark Alteneau   $  121,528    $  190,945    $  195,236
          Matthew Fleeger     $  217,535    $  322,596    $  370,296
          Sam Hicks           $   31,167    $   56,779    $   63,019
          Beverly Fleeger     $   17,990    $   24,522    $   24,522
                              ----------    ----------    ----------
            Total             $  388,470    $  594,842    $  653,073
                              ==========    ==========    ==========

Shareholder Lock-Up Agreement

     Shareholders owning approximately 80% of our Common Stock (including, to some extent, our largest shareholder (See Agreement With Largest Shareholder below)) have entered into an agreement with us by which the shareholders agreed to place certain restrictions on their right to sell shares of Common Stock owned by them (the "Lock-Up Agreement"). Essentially, the shareholders who signed the agreement (the "Restricted Shareholders") agreed to the following:
(i) after the expiration of one year from the effective date of the Lock-Up Agreement, 20% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement; (ii) after the expiration of 90 days following the completion of one year from the effective date, 40% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement; (iii) after the expiration of 180 days following the completion of one year from the effective date, 60% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement; (iv) after expiration of 270 days following the completion of one year from the effective date, 80% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement; and (v) after expiration of two years from the effective date, 100% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement. The restrictions do not apply to (i) a bona fide gift made by the Restricted Shareholder, provided that the donee of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock agree in writing to be bound by the terms of the Lock-Up Agreement prior to the gift; (ii) a distribution to partners or shareholders of the Restricted Shareholder (and to any direct or indirect partner or shareholder thereof), provided that the ultimate distributees of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock agree in writing to be bound by the terms of the Lock-Up Agreement prior to the distribution; and (iii) transfers, without consideration, of shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock to family members or to one or more trusts established for the benefit of one or more family members, provided that the transferee agree in writing to be bound by the terms of the Lock-Up Agreement prior to the transfer. In addition, seven shareholders, owning an additional 10% of our Common Stock, have agreed to a lock-up agreement similar, but not identical, to the one referred to above. On December 18, 2001, the Board of Directors voted to extend the effective date of the Lock-Up Agreement from the date of the Agreement to the date upon which a Form 15c2-11 to be filed by the Company's market maker(s), if any, is accepted by the Nasdaq Stock Market.

Agreement With Largest Shareholder

     Effective July 31, 2000, Dr. Mark Altenau, our single largest shareholder of Common Stock, agreed to convert a debt owed by us to him of $1,000,000 into 1,850,000 shares of Common Stock, thus essentially satisfying the debt. The conversion of the debt had the effect of reducing our liabilities by $1,000,000. As part of the agreement with Dr. Altenau, we agreed that Dr. Altenau would be free to sell (subject to applicable law) up to $1,500,000 worth of our Common Stock in the event LBCG executed the LBCG Agreement. Dr. Altenau has agreed to the Lock-Up Agreement, subject to his right to sell up to $1,500,000 worth of Common Stock. As a result, regardless of the number of shareholders who agree to the Lock-Up Agreement, including Dr. Altenau, Dr. Altenau will have the right to sell shares of our Common Stock up to the amount of $1,500,000. If a public market does develop for our Common Stock, Dr. Altenau will have the right to sell shares of our Common Stock while other shareholders who agreed to the Lock-Up Agreement may be limited in their ability to sell. In addition, on July 31, 2000, Dr. Altenau exchanged the then-accrued interest on the $1,000,000 note payable for a new note payable of $116,667, with a 10% per annum interest rate, due July 31, 2002. This note was amended and restated on July 31, 2001, with the same terms and conditions except that the new note payable is in the amount of $171,667.67. Dr. Altenau has the option to convert this debt into Common Stock of the corporation at a conversion rate of $1.25 per share.

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  --------

3.1 Articles of Incorporation of the Company, filed with the Secretary of Sate of the State of Texas on November 12, 1993(1)

3.2 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on January 10, 1994(1)

3.3 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on January 31, 1996(1)

3.4 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on November 12, 1996(1)

3.5 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on December 23, 1999(1)

3.6 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on June 27, 2001(1)

3.7               Bylaws, as amended, of the Company(1)

4.1               Form of Lock-Up Agreement(1)

4.2               Form of Subscription Agreement(1)

4.3 Stock Purchase Option, dated January 15, 1997, between the Company and Gary S. Krall(1)(2)

10.1 Firm Commitment Agreement, dated October 31, 2000, between Lilly Beter Capital Group, Ltd. and the Company(1)

10.2              Loan  Conversion  and Common Stock  Agreement  between Mark M.
                  Altenau, M.D. and the Company, dated July 31, 2000(1)

10.3 Contractor Services Agreement effective May 28, 1995, as amended, between the Company and The University of Texas Medical Branch at Galveston(1)

10.4 Memorandum of Agreement, dated June 15, 2001, between the Company and Intercontinental Manufacturing Company(1)

10.5              Exclusive  Medical  Waste  Service  Agreement,  dated March 1,
                  1999,  between  EnviroClean  Management  Services,   Inc.  and
                  Christus Spohn Hospital System(1) (3)

10.6 Medical Waste Transportation and Disposal Agreement, dated March 1, 2001, between EnviroClean Management Services, Inc., and Trinity Mother Frances Regional Health Center(1) (3)

10.7 Amended and Restated Promissory Note dated July 31, 2001 by the Company to Mark M. Altenau, M.D. for $171,666.67(1)

10.8              Amended  and  Restated  Loan   Conversion   and  Common  Stock
                  Agreement between Mark M. Altenau, M.D. and the Company, dated July 31, 2001(1)

10.9 Amendment 4 to the Contractor Services Agreement between the Company and University of Texas Medical Branch at Galveston (Exhibit 10.3).(1)

10.10             LBCG Financing Proposal(1)

----------
(1)  Previously filed
(2)  Denotes a management contract or compensatory plan or arrangement.
(3) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.

         (b)      Reports on Form 8-K.
                  -------------------

                  None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MEDSOLUTIONS, INC.


Dated:  April 15, 2002                By:  /S/ Matthew H. Fleeger
                                          --------------------------------------
                                           Matthew H. Fleeger
                                           President and Chief Executive Officer


                                      MEDSOLUTIONS, INC.


Dated:  April 15, 2002                By:  /S/ Sam Hicks
                                          --------------------------------------
                                           Sam Hicks
                                           Chief Financial Officer and Principal
                                           Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  April 15, 2002                By: /S/ Matthew H. Fleeger
                                          --------------------------------------
                                           Matthew H. Fleeger, Director


Dated:  April 15, 2002                By: /S/ Sam Hicks
                                          --------------------------------------
                                           Sam Hicks, Director


Dated:  April 15, 2002                By: /S/ Mark M. Altenau, M.D.
                                          --------------------------------------
                                           Mark M. Altenau, M.D., Director


Dated:  April 15, 2002                By: /S/ Charles Crochet
                                          --------------------------------------
                                           Charles Crochet, Director


Dated:  April 15, 2002                By: /S/ Donald McAfee, M.D.
                                         ---------------------------------------
                                           Donald McAfee, M.D., Director


Dated:  April 15, 2002                By: /S/ Lilly Beter
                                         ---------------------------------------
                                           Lilly Beter, Director

                               MEDSOLUTIONS, INC.
              (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

                             MEDSOLUTIONS, INC.
           (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                            INDEX TO FORM 10K-SB

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION:


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 1


    CONSOLIDATED BALANCE SHEETS                                             2
      At December 31, 2001 and 2000


    CONSOLIDATED STATEMENTS OF OPERATIONS                                   3
      For the Years Ended December 31, 2001 and 2000


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                   4 - 6
      For the Years Ended December 31, 2001 and 2000


    CONSOLIDATED STATEMENTS OF CASH FLOWS                                 7 - 8
      For the Years Ended December 31, 2001 and 2000


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            9 - 32

To the Board of Directors
MedSolutions, Inc.
(Formerly known as EnviroClean International, Inc.)



                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ----------------------------------------

We have audited the accompanying consolidated balance sheets of MedSolutions, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedSolutions, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Notes 2 and 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 13, the Company is a defendant in various lawsuits alleging breach of contract and other matters. It is not possible to predict at this time whether the ultimate settlements will exceed the amounts currently provided for by the Company.





                                                        GRASSI & CO., CPAs, P.C.

New York, New York
February 22, 2002


                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                ------
                                                                                     At December 31,
                                                                              ----------------------------
                                                                                   2001            2000
                                                                              ------------    ------------
Current Assets:
  Cash                                                                        $       --      $    256,065
  Accounts receivable - trade, net                                                 831,945         359,877
  Other accounts receivable                                                           --            95,317
  Prepaid expenses and other current assets                                        101,661          77,146
  Supplies                                                                          34,147          71,677
                                                                              ------------    ------------
      Total Current Assets                                                         967,753         860,082

Property and equipment - at cost, net of accumulated
  depreciation                                                                     699,026         748,531
Permits, net of accumulated amortization                                            23,153          24,313
Deferred offering costs                                                               --           250,000
Other                                                                                3,014           3,014
                                                                              ------------    ------------
      Total Assets                                                            $  1,692,946    $  1,885,940
                                                                              ============    ============
                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                                                                              ------------
Current Liabilities:
  Bank overdraft                                                              $    145,500    $     31,719
  Convertible debentures                                                            40,135          60,135
  Current maturities of long-term obligations                                      425,911         484,258
  Accounts payable                                                               1,157,537       1,102,353
  Accounts payable to IMCO                                                            --           495,085
  Accrued liabilities                                                            1,668,432       1,401,118
  Notes payable - stockholder                                                      171,667            --
  Advances from stockholder                                                          1,346          76,285
                                                                              ------------    ------------
      Total Current Liabilities                                                  3,610,528       3,650,953

Long-term obligations, less current maturities                                      69,363         212,380
Notes payable - stockholder                                                           --           116,667
                                                                              ------------    ------------
      Total Liabilities                                                          3,679,891       3,980,000
                                                                              ------------    ------------
Commitments, Contingencies and Other Matters
  (Notes 1, 2, 7, 13 and 15)

Stockholders' Deficiency:
  Common stock (par value $.001) - 100,000,000 shares
    uthorized at December 31, 2001 and 2000; 15,001,973 shares issued and 14,989,773 shares outstanding at December 31,
    2001 and 13,294,026 shares issued and 13,281,826 shares
    outstanding at December 31, 2000                                                15,002          13,294
  MSI Preferred stock (par value $.001) - 100,000,000 and
    5,000,000 shares authorized at December 31, 2001 and 2000, respectively
      Preference on liquidation of $6.00 per share; -0- and
        2,177 shares outstanding at December 31, 2001 and
        2000, respectively                                                            --            13,065
      Preference on liquidation of $3.00 per share; -0- and
        1,334 shares outstanding at December 31, 2001 and
        2000, respectively                                                            --             4,002
   Additional paid-in capital                                                   18,454,014      16,423,679
   Accumulated deficit                                                         (20,437,961)    (18,530,100)
   Treasury stock, at cost - 12,200 shares at December 31, 2001
     and 2000                                                                      (18,000)        (18,000)
                                                                              ------------    ------------
        Total Stockholders' Deficiency                                          (1,986,945)     (2,094,060)
                                                                              ------------    ------------
        Total Liabilities and Stockholders' Deficiency                        $  1,692,946    $  1,885,940
                                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                        2001            2000
                                                   ------------    ------------

Revenues:
  Sales - Net                                      $  4,046,061    $  2,900,914
                                                   ------------    ------------

Cost, Expenses and Other Income:
  Cost of sales                                       3,788,566       2,731,095
  Compensatory element of stock issuances for
    bonus                                               250,000         250,000
  General and administrative expenses                 1,254,480       1,028,093
  Depreciation and amortization                         142,051         367,363
  Debt conversion expense                                22,533            --
  Interest expense                                      153,725         171,145
  Other income                                          (71,694)        (22,859)
  Write-off of deferred offering costs                  326,688            --
                                                   ------------    ------------
                                                      5,866,349       4,524,837
                                                   ------------    ------------
Loss before extraordinary item                       (1,820,288)     (1,623,923)

Extraordinary item - loss from extinguishment of
  debt, net of income tax benefit of $-0-               (87,573)       (850,000)
                                                   ------------    ------------
Net Loss                                           $ (1,907,861)   $ (2,473,923)
                                                   ============    ============

Basic and diluted loss per common share:
    Before extraordinary item                      $       (.13)   $       (.14)
    Extraordinary item                                     (.01)           (.07)
                                                   ------------    ------------
      Net Loss                                     $       (.14)   $       (.21)
                                                   ============    ============
Weighted average common shares used in basic and
  diluted loss per share                             13,911,278      11,697,371
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                               MSI Preferred Stock
                                                  MSI Common Stock                  Series I
                                           ----------------------------    ----------------------------
                                              Shares          Amount          Shares          Amount
                                           ------------    ------------    ------------    ------------
Year Ended December 31, 2001:
----------------------------

Balance - December 31, 2000                  13,294,026    $     13,294           2,177    $     13,065
MSI common stock sold for cash                  585,413             586            --              --
MSI common stock exchanged to cancel
  stockholder loan                              350,295             350            --              --
Debt conversion expense                            --              --              --              --
Extraordinary item - loss from
  extinguishment of debt                           --              --              --              --
MSI common stock exchanged for accounts
  payable                                       483,476             483            --              --
MSI common stock issued for bonus               240,500             241            --              --
MSI common stock exchanged from PFD II            3,808               4            --              --
MSI common stock exchanged from PFD I             9,404               9          (2,177)        (13,065)
MSI common stock exchanged for EMSI
  common stock                                    8,290               8            --              --
MSI common stock exchanged from
  debentures                                     26,761              27            --              --
Accrual of 2001 interest to be exchanged
  in stock in 2002                                 --              --              --              --
Accrual of 2001 employee bonuses to be
  issued in stock in 2002                          --              --              --              --
Net loss                                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2001                  15,001,973    $     15,002            --      $       --
                                           ============    ============    ============    ============

Year Ended December 31, 2000:
-----------------------------

Balance - January 1, 2000                    10,660,070    $     10,660           6,854    $     41,122

MSI common stock sold for cash                  707,333             707            --              --
MSI common stock exchanged to cancel
  stockholder loan                            1,850,000           1,850            --              --
Extraordinary item - loss from
  extinguishment of debt                           --              --              --              --
MSI common stock exchanged for salary             3,000               3            --              --
MSI Preferred Series I issued to pay
  accrued debenture interest                       --              --               222           1,339
MSI common stock exchanged for Preferred
  Series I                                       19,595              20          (4,899)        (29,396)
MSI common stock exchanged for debenture
  Series I                                       32,966              33            --              --
MSI common stock exchanged for EMSI
  common stock                                   13,562              13            --              --
MSI common stock exchanged for EMSI
  Series I Preferred Stock                        7,500               8            --              --
Accrual of 2000 employee bonuses to be
  issued in stock in 2001                          --              --              --              --
Net loss                                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2000                  13,294,026    $     13,294           2,177    $     13,065
                                           ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.



                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                MSI Preferred Stock           EMSI Preferred Stock
                                                    Series II                      Series I
                                           ----------------------------    ----------------------------
                                              Shares          Amount          Shares          Amount
                                           ------------    ------------    ------------    ------------
Year Ended December 31, 2001:
----------------------------

Balance - December 31, 2000                       1,334    $      4,002            --      $       --
MSI common stock sold for cash                     --              --              --              --
MSI common stock exchanged to cancel
  stockholder loan                                 --              --              --              --
Debt conversion expense                            --              --              --              --
Extraordinary item - loss from
  extinguishment of debt                           --              --              --              --
MSI common stock exchanged for accounts
  payable                                          --              --              --              --
MSI common stock issued for bonus                  --              --              --              --
MSI common stock exchanged from PFD II           (1,334)         (4,002)           --              --
MSI common stock exchanged from PFD I              --              --              --              --
MSI common stock exchanged for EMSI
  common stock                                     --              --              --              --
MSI common stock exchanged from
  debentures                                       --              --              --              --
Accrual of 2001 interest to be exchanged
  in stock in 2002                                 --              --              --              --
Accrual of 2001 employee bonuses to be
  issued in stock in 2002                          --              --              --              --
Net loss                                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2001                        --      $       --              --      $       --
                                           ============    ============    ============    ============

Year Ended December 31, 2000:
-----------------------------

Balance - January 1, 2000                         1,334    $      4,002           7,500    $     52,501

MSI common stock sold for cash                     --              --              --              --
MSI common stock exchanged to cancel
  stockholder loan                                 --              --              --              --
Extraordinary item - loss from
  extinguishment of debt                           --              --              --              --
MSI common stock exchanged for salary              --              --              --              --
MSI Preferred Series I issued to pay
  accrued debenture interest                       --              --              --              --
MSI common stock exchanged for Preferred
  Series I                                         --              --              --              --
MSI common stock exchanged for debenture
  Series I                                         --              --              --              --
MSI common stock exchanged for EMSI
  common stock                                     --              --              --              --
MSI common stock exchanged for EMSI
  Series I Preferred Stock                         --              --            (7,500)        (52,501)
Accrual of 2000 employee bonuses to be
  issued in stock in 2001                          --              --              --              --
Net loss                                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2000                       1,334    $      4,002            --      $       --
                                           ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.



                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                            Additional
                                              Paid-in      Accumulated       Treasury
                                              Capital        Deficit          Stock           Total
                                           ------------    ------------    ------------    ------------
Year Ended December 31, 2001:
----------------------------

Balance - December 31, 2000                $ 16,423,679    $(18,530,100)   $    (18,000)   $ (2,094,060)
MSI common stock sold for cash                  731,181            --              --           731,767
MSI common stock exchanged to cancel
  stockholder loan                              262,371            --              --           262,721
Debt conversion expense                          22,533            --              --            22,533
Extraordinary item - loss from
  extinguishment of debt                         87,573            --              --            87,573
MSI common stock exchanged for accounts
  payable                                       602,841            --              --           603,324
MSI common stock issued for bonus                  (241)           --              --              --
MSI common stock exchanged from PFD II            4,757            --              --               759
MSI common stock exchanged from PFD I            14,102            --              --             1,046
MSI common stock exchanged for EMSI
  common stock                                       (8)           --              --              --
MSI common stock exchanged from
  debentures                                     36,476            --              --            36,503
Accrual of 2001 interest to be exchanged
  in stock in 2002                               18,750            --              --            18,750
Accrual of 2001 employee bonuses to be
  issued in stock in 2002                       250,000            --              --           250,000
Net loss                                           --        (1,907,861)           --        (1,907,861)
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2001                $ 18,454,014    $(20,437,961)   $    (18,000)   $ (1,986,945)
                                           ============    ============    ============    ============

Year Ended December 31, 2000:
-----------------------------

Balance - December 31, 1999                $ 13,334,695    $(16,056,177)   $    (18,000)   $ (2,631,197)

MSI common stock sold for cash                  856,566            --              --           857,273
MSI common stock exchanged to cancel
  stockholder loan                              998,150            --              --         1,000,000
Extraordinary item - loss from
  extinguishment of debt                        850,000            --              --           850,000
MSI common stock exchanged for salary             2,997            --              --             3,000
MSI Preferred Series I issued to pay
  accrued debenture interest                       --              --              --             1,339
MSI common stock exchanged for Preferred
  Series I                                       29,376            --              --              --
MSI common stock exchanged for debenture
  Series I                                       49,415            --              --            49,448
MSI common stock exchanged for EMSI
  common stock                                      (13)           --              --              --
MSI common stock exchanged for EMSI
  Series I Preferred Stock                       52,493            --              --              --
Accrual of 2000 employee bonuses to be
  issued in stock in 2001                       250,000            --              --           250,000
Net loss                                           --        (2,473,923)           --        (2,473,923)
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2000                $ 16,423,679    $(18,530,100)   $    (18,000)   $ (2,094,060)
                                           ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                For the Years Ended
                                                                    December 31,
                                                            --------------------------
                                                                2001           2000
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                  $(1,907,861)   $(2,473,923)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                             142,051        367,363
      Bad debt expense                                           19,498           --
      Loss from extinguishment of debt                           87,573        850,000
      Debt conversion expense                                    22,533           --
      Stock/options issued for services and interest             37,058          3,000
      Employees' stock bonus                                    250,000        250,000
      Write-off of deferred offering costs                      326,688           --
      Gain on sale of equipment                                    --           (5,696)
      Gain on exchange of land for note payable                    --          (25,000)
      Notes payable given for interest and other expenses          --           59,901
    Changes in assets (increase) decrease:
      Accounts receivable                                      (396,249)        37,232
      Supplies                                                   37,530        (25,128)
      Prepaid expenses and other current assets                 (48,140)        (2,135)
    Changes in liabilities increase (decrease):
      Accounts payable and accrued liabilities                  317,409        585,120
      Bank overdraft                                            113,781        (11,080)
      Advances from stockholder                                 187,782         18,328
                                                            -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                  (810,347)      (372,018)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                  --            5,696
  Additions to property and equipment                           (54,433)        (4,716)
  Decrease in other non-current assets                             --           25,175
                                                            -----------    -----------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (54,433)        26,155
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                            731,767        857,273
  Proceeds from notes payable - stockholder                      55,000           --
  Payments on other long-term obligations                      (101,364)       (89,043)
  Deferred offering costs                                       (76,688)      (250,000)
                                                            -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 608,715        518,230
                                                            -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (256,065)       172,367

CASH AND CASH EQUIVALENTS - BEGINNING                           256,065         83,698
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS - END                             $      --      $   256,065
                                                            ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.



                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                  For the Years Ended
                                                                      December 31,
                                                             ---------------------------
                                                                  2001           2000
                                                             ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                              $    114,030   $     67,981
                                                             ============   ============
  Income taxes paid                                          $       --     $       --
                                                             ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION:

  Equipment acquired by long-term debt                       $       --     $     98,892
                                                             ============   ============
  Write-off of fully depreciated assets                      $    375,023   $       --
                                                             ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING INFORMATION:

  Conversion of debt to equity                               $       --     $  1,050,787
                                                             ============   ============
  Stock issued in connection with loans and accounts
    payable                                                  $    886,045   $       --
                                                             ============   ============
  Notes payable given for interest                           $       --     $    116,667
                                                             ============   ============
  Exchange of property for debt                              $       --     $     75,000
                                                             ============   ============
  Stock and options issued for compensation                  $       --     $      3,000
                                                             ============   ============
  Accrued employees' stock bonus                             $    250,000   $    250,000
                                                             ============   ============
  Issuance of MSI common stock for EMSI common stock         $          8   $       --
                                                             ============   ============
  Conversion of MSI preferred stock for common stock         $     17,067   $     29,396
                                                             ============   ============
  Conversion of EMSI preferred stock for EMSI common
    stock                                                    $       --     $     52,501
                                                             ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  1  DESCRIPTION OF BUSINESS

MedSolutions, Inc. ("MSI" or the "Company") formerly known as EnviroClean International, Inc. was incorporated in the State of Texas in November 1993 and commenced operations in January 1994. The Company was organized for the purpose of developing, manufacturing, and marketing the EnviroClean(R) Thermal Oxidation System ("EnviroClean(R) System" or "ETOS"), which was designed to incinerate medical and other specialized wastes in an environmentally sound manner. In 1994, through collaboration with Intercontinental Manufacturing Company ("IMCO"), the Company built the EnviroClean(R) System prototype. The initial sale of EnviroClean(R) Systems occurred in 1996. There were no sales of EnviroClean(R) Systems during the years ended December 31, 2001 and 2000. The Company has suspended its efforts to manufacture and market the EnviroClean(R) Systems until such time it has the financial resources to reinstate these activities.

In 1995, the Company founded EnviroClean Management Services, LLC, which subsequently became EnviroClean Management Services, Inc. ("EMSI") in 1996. EMSI is a waste management services company that services principally medical waste generators such as hospitals, clinics, and physicians' offices. EMSI collects, transports, and disposes of medical waste at two facilities, one located in Garland, Texas, which services the North Texas area, and one located in Galveston, Texas, which services Houston and the South Texas area.

In January 1998, the Company exchanged shares of its common stock to acquire 667,375 shares of EMSI's common stock from other shareholders, giving MSI a controlling interest of approximately 51.3% in EMSI. In December 1998, the Company offered to exchange one share of MSI common stock for one share of EMSI common stock with the remaining shareholders of EMSI. This offer resulted in the acquisition of 1,771,151 additional shares of EMSI common stock, thereby increasing the Company's ownership to approximately 96.1%. During subsequent periods, the Company has continued to obtain outstanding shares of EMSI's common stock such that its ownership of EMSI is presently approximately 99.3%.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 2  GOING CONCERN

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $1,907,861 and $2,473,923 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2001 and 2000. Further, as noted previously, the Company has not made sales of the EnviroClean(R) System to customers other than affiliated entities during its existence and is delinquent in paying its payroll taxes to the IRS. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, cash flow deficits have been funded by shareholders of the Company. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's common stock, approximately $732,000 and $857,000 during the years ended December 31, 2001 and 2000, respectively. The Company's largest shareholder loaned the Company $55,000 in 2001. Also, the Company's President has advanced funds for working capital totalling $262,721 through December 31, 2001. There is no assurance that such private placement funding and loans and advances will continue to satisfy the Company's cash needs, or that the proposed financing with LBCG will occur or be successful in securing future financing.

The accompanying consolidated financial statements have been prepared assuming that the Company will be able to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relative to the recoverability and classification of assets, or the amounts and classification of liabilities that might be necessary in the event the Company is unable to continue operations.

NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its 99% owned subsidiary, EMSI. All significant intercompany balances and transactions between the Company and EMSI have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts
-------------------------------

The Company's trade accounts receivable is stated net of an allowance for doubtful accounts of $50,000 and $30,502 at December 31, 2001 and 2000, respectively.

Supplies
--------

Supplies are stated at the lower of average cost or fair value and consist primarily of medical waste containers and supplies provided to hospitals and medical clinics and offices.

Property and Equipment
----------------------

Property and equipment are stated at cost less appropriate valuation allowances and accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, generally three to twenty years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the initial term of the lease. Gain or loss is recognized upon sale or other disposition of property and equipment.

Waste Management Facility Rights
--------------------------------

Waste management facility rights relate to EMSI's right to operate a medical waste incineration facility at the University of Texas Medical Branch (UTMB) in Galveston, Texas, and were amortized over a period of five years.

Such rights were fully amortized at December 31, 2000.

Permits
-------

Permits consist of costs incurred in acquiring medical waste disposal permits from the Texas Natural Resource Conservation Commission ("TNRCC") and are amortized over a period of five years upon commencement of medical waste disposal operations at the respective facility.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

Revenue Recognition
-------------------

Revenues from waste management services are recognized at the time medical waste is received and prepared for processing.

Fair Value of Financial Instruments
-----------------------------------

The recorded carrying values of accounts receivable, accounts payable, and other long-term obligations are considered to approximate the fair values of such financial instruments.

Provisions for Income Taxes
---------------------------

No provisions have been made for federal or state income taxes since the Company has incurred net operating losses since its inception.

Stock-Based Compensation
------------------------

The Company follows Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the "fair value-based method of accounting" as defined in this statement and the "intrinsic value-based method of accounting" as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with the provision of goods and services to the Company is accounted for under the fair value method as prescribed by SFAS No. 123.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share of Common Stock
------------------------------

Basic net loss per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Common stock equivalents, consisting of options, convertible accrued wages and convertible securities, discussed in Note 10, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Research and Development Costs
------------------------------

Research and development ("R&D") costs are expensed as incurred. Elements included in R&D expense include all direct costs associated with the design and construction of the EnviroClean(R) System prototype; internal costs incurred for salaries, benefits and related expenses of personnel who devoted substantially all of their time in the design, development and testing of the prototype and the pre-production EnviroClean(R) Systems; and costs incurred in the testing of ETOS. R&D costs also include amounts incurred in the development and construction of the pre-production EnviroClean(R) Systems in excess of amounts attributable to the inventories cost of the EnviroClean(R) Systems. Substantially all R&D activities were discontinued in 1999, and the Company's technical staff has been disbanded.

Advertising Expenses
--------------------

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2001 and 2000 approximated $14,000 and $11,500, respectively.

Environmental Expenditures
--------------------------

Environmental expenditures are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets' environmental safety or efficiency. All other environmental expenditures are expensed. Liabilities for environmental expenditures are accrued when it is probable that such obligations have been incurred and the amounts can be reasonably estimated.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the related periods. Actual results could differ from such estimates.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations, initiated prior to July 1, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and the indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. This standard should have no effect on the Company's results of operations.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

NOTE  4  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                              At December 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------

          Land                                           $   20,000   $   20,000
          Building                                          589,738      589,738
          Furniture and equipment                           667,992      988,582
                                                         ----------   ----------
                                                          1,277,730    1,598,320
          Less:  Accumulated depreciation                   578,704      849,789
                                                         ----------   ----------
          Property and Equipment, Net                    $  699,026   $  748,531
                                                         ==========   ==========

Depreciation of property and equipment for the years ended December 31, 2001 and 2000 amounted to $117,267 and $173,075, respectively.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  5  JOINT VENTURE AGREEMENT

In June 1995, the Company entered into a corporate joint venture, Tratamiento de Desechos Medicos, S.A. de C.V. ("TRADEM"), with Grupo Bufete Industrial, S.A. and Grupo Camil S.A. de C.V. for the purpose of acquiring EnviroClean(R)Systems and providing medical waste management services in Mexico. The Company's ownership interest in the joint venture is 33%.

As of January 1, 1999, the Company had sold five ETOS to TRADEM. Two of the EnviroClean(R) Systems are located in a medical waste disposal facility in Lerma, Mexico. The other three ETOS were located in a facility located in Iztapalapa, Mexico. In addition to these prior sales, TRADEM advanced partial payment to the Company for other prospective purchases of EnviroClean(R) Systems. There were no sales made by the Company to TRADEM and no charges for technical support to TRADEM for the years ended December 31, 2001 and 2000. The joint venture was written-off in 1999 to $-0-.

NOTE  6  INCOME TAXES

The Company was not required to record a provision for income taxes for the years ended December 31, 2001 and 2000, as a result of net operating losses incurred during those years.

As of December 31, 2001, the Company had available approximately $15,800,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1995 through 1997 expire during the years 2010 through 2012 and the December 31, 1998 through 2001 NOL carryforwards expire in the years 2018 through 2021, respectively. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code, as amended.

At December  31,  2001,  the Company has a deferred  tax asset of  approximately
$7,400,000, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes. These temporary differences consisted principally of compensation related to the granting of restricted stock and stock options, valuation allowances for an investment in a joint venture and property and equipment, accrued salaries and depreciation and amortization. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate (0%) is attributed to non-deductible expenses and an increase in the valuation allowance of approximately $700,000 in 2001 and $840,000 in 2000.

                             MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  7  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                            At December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------

        Salaries                                       $  428,844     $  202,431
        Payroll and other taxes                           394,951        221,528
        Interest                                           60,859         82,462
        Incineration expenses                             334,527        355,366
        Insurance                                          35,831         43,254
        Litigation provision (Note 13)                    320,000        420,000
        Miscellaneous                                      93,420         76,077
                                                       ----------     ----------
                                                       $1,668,432     $1,401,118
                                                       ==========     ==========


NOTE  8  LONG-TERM OBLIGATIONS

Long-term obligations are comprised of the following:

                                                            At December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------

    Bank note - EMSI facility                          $  285,413     $  304,419
    Bank note - EMSI EnviroClean(R) System
      and facility                                        117,316        153,653
    Installment notes - equipment                          92,545        138,566
    IMCO - deferred engineering - design
      costs                                                 -            100,000
                                                       ----------     ----------
    Total indebtedness to banks, financial
      institutions and IMCO                               495,274        696,638
    Less:  Bank notes classified as
             current                                      402,728        458,072
    Less:  Current maturities                              23,183         26,186
                                                       ----------     ----------
         Total Long-Term Obligations                   $   69,363     $  212,380
                                                       ==========     ==========

In July 1996, the Company borrowed $367,500 from a bank. The note is secured by a first lien on EMSI's facility in Garland, Texas, and bears interest at a variable rate based on the national prime rate, plus 2.5%, aggregating 7.25% at December 31, 2001. The note is payable in minimum monthly installments of principal and interest totalling $3,910 (reduced to $3,467 beginning August 9, 2001), and matures in July 2011. The Company's president and chief executive officer has guaranteed this debt. The total amount outstanding at December 31, 2001 is $285,413.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  8  LONG-TERM OBLIGATIONS (Continued)

In July 1999, the Company borrowed $200,000 from a bank primarily for working capital purposes. The note is secured by a second lien on the EMSI facility in Garland, and a first lien on the EnviroClean(R) System located at that facility. The note bears interest at 10.5% and is payable in monthly installments of principal and interest totalling $4,315 through July 2004. The Company's president and chief executive officer has guaranteed this debt. The total amount outstanding at December 31, 2001 is $117,316.

The Company has occasionally been in default on both the July 1996 and July 1999 bank notes due to delinquent payments and certain other matters. However, to date, the banks have not exercised their rights of recourse, or sought other remedies against the Company as a result of such noncompliance.

Management does not believe payment in full will be demanded by the banks as a consequence of the Company's instances of default. However, management believes that reclassification of the outstanding note balances to current liabilities is appropriate since the banks have the right to demand full payment.

The Company is obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006 and are payable in monthly installments of approximately $2,798 consisting of principal and interest. The notes are collateralized by the equipment acquired.

In 1994, the Company entered into manufacturing and marketing agreements with IMCO in a joint effort to build the EnviroClean(R) System prototype and further develop and improve the technology and commercial applications of ETOS. Significant provisions of the agreements included the following:

o IMCO was granted an exclusive license to manufacture the EnviroClean(R) System for MSI customers during the term of the agreement. However, the Company retained sole ownership of the concept, engineering design, and technology, including future changes in the design, concept, or technology of the EnviroClean(R) System.

o The Company agreed to pay IMCO for the cost of a prototype unit and any modifications made to the original prototype up to specified limits. In addition, the Company agreed to pay IMCO for the cost of up to three production test units up to specified limits. At December 31, 2000, costs in connection with the production of these units were classified as a current liability in the accompanying consolidated financial statements.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  8  LONG-TERM OBLIGATIONS (Continued)

o The Company was to pay IMCO an amount not to exceed $195,000 for preparing design drawings necessary to produce the EnviroClean(R) System prototype and production test units. $120,000 of this amount was to be paid at a rate of $10,000 with the delivery of each of the first twelve production units of the EnviroClean(R) System. At December 31, 2000, $20,000 of the $120,000 is
classified as a current liability of the Company in the accompanying consolidated financial statements as two production units have been delivered to date. The remaining $100,000 is reflected as a long-term obligation of the Company in the accompanying consolidated financial statements at December 31, 2000.

o The Company was to pay IMCO an additional amount not to exceed $65,000 for preparation of system and detail design drawings necessary to begin manufacture of the EnviroClean(R) System. The Company's obligation with respect to this amount is classified as a current liability in the accompanying consolidated financial statements at December 31, 2000.

o IMCO was granted an exclusive license to market the EnviroClean(R) System to the United States Department of Defense and its subsidiary agencies, and certain foreign governments. Under an amendment in 1998 to the marketing agreement, the Company will receive a royalty of $125,000 for each EnviroClean(R) System sold by IMCO.

In connection with the building of the prototype and the production test units, the Company is also contingently liable for certain excess overhead charges incurred by IMCO that will be repaid from future royalties, if any, accruing to the Company.

On June 15, 2001, the Company entered into a memorandum of agreement ("MOA") with IMCO, whereby certain terms of the Company's 1994 manufacturing and marketing agreement with IMCO were changed. Under the terms of the MOA, the royalty rate on each EnviroClean(R) System sold by IMCO to the Kingdom of Saudi Arabia during the six-month period commencing June 15, 2001 accrues at a rate of $25,000 per unit. However, as to any sales made to the Kingdom of Saudi Arabia, any royalty amounts earned will be applied first to IMCO's unrecovered overhead costs, totalling approximately $400,000 at December 31, 2000, any royalties earned in excess of unrecovered overhead costs will be waived up to an additional $500,000, and any balance will be paid to MSI.

In addition, under the terms of the MOA, the Company converted during 2001 $595,085 of indebtedness to IMCO into common stock of the Company at the rate of $1.25 per share. No gain or loss was recognized on this transaction.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  8  LONG-TERM OBLIGATIONS (Continued)

Aggregate maturities of long-term indebtedness subsequent to December 31, 2001 are as follows:

                    Year Ended December 31,                             Amount
                    ----------------------                            ----------

                             2002                                     $  425,911
                             2003                                         20,824
                             2004                                         21,777
                             2005                                         24,576
                             2006                                          2,186
                                                                      ----------
                                                                      $  495,274
                                                                      ==========

NOTE  9  NOTES PAYABLE - STOCKHOLDER

At January 1, 2000, the Company was obligated on a note payable to a stockholder of MSI in the amount of $1,000,000, plus accrued interest at a rate of 10%. On July 31, 2000, the stockholder exchanged the $1,000,000 note payable for 1,850,000 shares of the Company's common stock. In addition, the stockholder purchased an additional 50,000 shares of common stock at $1.00 per common share, the estimated fair value at that date. As a result of the note payable exchanged at a favorable rate to the stockholder, the Company recorded an extraordinary loss from extinguishment of debt at July 31, 2000 of $850,000, as shown in the accompanying consolidated financial statements. Further, on July 31, 2000, the stockholder exchanged the then accrued interest on the $1,000,000 note payable for a new convertible note payable of $116,667 bearing interest at a stated rate of 10% due July 31, 2002. The new note is collateralized by certain future royalties, if any, from the sale of EnviroClean(R) EC-500 Systems and the related patent technology. The new note and accrued interest thereon are convertible into common stock, at the option of the holder, based on the rate of $1.50 per share. On May 7, 2001, the Company concluded an agreement with such stockholder to modify the conversion rate from $1.50 per share to $1.25 per share. The Company recorded a debt conversion expense of $19,500 during the second quarter of 2001 related to such modification.

On July 31, 2001, the note was amended to recognize additional loans, totalling $55,000, the reduced conversion price and the granting of additional collateral in the form of all other tangible and intangible assets of the Company. The new note, totalling $171,667, bears interest at 10% and is due on July 31, 2002.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 10  CONVERTIBLE DEBENTURES

Series I Debentures
-------------------

In 1994 and 1995, the Company issued a total of $1,100,000 of 15% Convertible Redeemable Subordinated Debentures ("Series I Debentures") for the primary purpose of funding the initial R&D activities relating to the EnviroClean(R) System. The terms of the Series I Debentures specified a final maturity date of March 31, 1999, with provisions for conversion of the debentures, at the holder's option, into the Company's common stock at varying conversion rates through maturity. The Series I Debentures also allowed the Company to redeem the debentures any time prior to maturity at a price of 105% of the debenture face value. Interest on the Series I Debentures is scheduled to be paid semi-annually on April 1 and October 1 of each year.

The outstanding principal balance of the Series I Debentures at January l, 2000 was $85,000. Due to cash constraints, the Company was not able to redeem this balance at the stated maturity date of March 31, 1999. In addition, the Company is delinquent in its payment of interest on the outstanding debentures. However, the Company is still allowing the holders to convert Series I Debentures into MSI common stock at a conversion rate of $1.50 per share. During 2001 and 2000, noteholders converted $20,000 and $35,000 of principal, respectively, and $16,503 and $15,929 of unpaid interest, respectively, into the Company's common stock. Accrued interest payable on the debentures as of December 31, 2001 and 2000 totalled $24,813 and $34,808, respectively. The principal balance at December 31, 2001 and 2000 was $30,000 and $50,000, respectively.

Series II Debentures
--------------------

In October 1998, the Company issued 10% Convertible Redeemable Debentures ("Series II Debentures") primarily for working capital purposes. The terms of the Series II Debentures specify a maturity date of November l, 1999, and contain a provision for conversion of the debentures, at the holder's option, into the Company's common stock at a rate of $3 per share. The Company may also redeem the debentures at a price of 110% of the debenture face value prior to November l, 1999, and at a price of 100% of face value thereafter. Interest on the Series II Debentures is scheduled to be paid semi-annually on May 1 and November 1 of each year.

A total of $160,000 of Series II Debentures was issued in the year ended December 31, 1998. An additional $106,125 in Series II Debentures was issued during 1999, for a total outstanding balance of $266,125.

                               MEDSOLUTIONS, INC.
              (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 10  CONVERTIBLE DEBENTURES (Continued)

Series II Debentures (Continued)
--------------------

In July 1999, $10,000 in Series II Debentures, plus accrued interest, was exchanged for 3,560 shares of the Company's common stock. Because of cash constraints, the Company was not able to redeem the remaining $256,125 of Series II Debentures at the stated maturity date of November l, 1999. As an inducement for additional holders to convert Series II Debentures into common stock, the Company decreased the conversion rate on October 11, 1999 from $3 per share to $1.75 per share. During 1999, $245,990 of Series II Debentures, plus accrued interest, were exchanged for 153,581 shares of the Company's common stock at the new conversion rate. Accrued interest payable on the debentures as of December 31, 2001 and 2000 totalled $2,942 and $1,929, respectively. The principal balance at December 31, 2001 and 2000 was $10,135 for both years.

NOTE 11  STOCKHOLDERS' DEFICIENCY

On November  12,  1999,  the  Company's  stockholders  approved  the increase in authorized common and preferred shares to 100,000,000 and 5,000,000, respectively. Also on that date, the stockholders approved a reverse stock split (the "Reverse Split"), in which each share of common stock then issued and outstanding or held in treasury would be reclassified and exchanged into one-half (1/2) of a share of new common stock, thereby reducing the number of issued and outstanding shares of the Company by 50%. Although the stockholders approved the Reverse Split, the Board of Directors has not yet implemented the Reverse Split.

On May 2, 2001, the Company's stockholders approved the increase in authorized preferred shares to 100,000,000. In addition, the stockholders authorized the Board of Directors to determine, in its sole discretion, the advisability of the Reverse Split of common stock originally authorized in 1999 and to rescind it if necessary.

Series I Preferred Stock
------------------------

In 1996, the Company issued Series I Cumulative Redeemable Preferred Stock ("Series I Preferred Stock"), par value $.001, as an offer to holders of Series I Debentures (see Note 10) to receive shares of the Series I Preferred Stock in exchange for the debenture principal and accrued unpaid interest. The Company, at its option, may convert the Series I Preferred Stock into MSI common stock based on a rate of four shares of common stock for each share of Series I Preferred Stock. The Series I Preferred Stock issued to debenture holders is also convertible into the Company's common stock, at the option of the holder, based on the same rate of four shares of common stock for each share of Series I Preferred Stock. The Series I Preferred Stock carries a cumulative dividend rate of 8%, which is payable annually on June 1.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 11  STOCKHOLDERS' DEFICIENCY (Continued)

Series I Preferred Stock (Continued)
------------------------

The Series I Preferred Stock can be redeemed by MSI at a redemption price of $7 per share, plus accumulated unpaid dividends. The Series I Preferred Stock has a liquidation preference of $6 per share, plus accumulated unpaid dividends. In addition, the Company has the option of making the 8% annual dividend payment in additional shares of Series I Preferred Stock, in lieu of cash, based on a value of $6 per share for the Series I Preferred Stock, or in common stock, based on a value of $1.50 per share. The Company has also issued shares of Series I Preferred Stock or common stock, at the same values ($6 per share for Series I Preferred Stock and $1.50 per share for common stock), in lieu of making cash payments for accrued interest on debentures. Cumulative unpaid dividends on Series I Preferred Stock at December 31, 2001 and 2000 was $-0- and $1,936, respectively.

During November 2001, the Company converted all remaining Series I preferred stock to common stock based on a value of $1.50 per share.

Series II Preferred Stock
-------------------------

In 1999, the Company issued Series II Cumulative Redeemable Preferred Stock ("Series II Preferred Stock"), par value $.001 and stated value $3, for working capital purposes. The Series II Preferred Stock is convertible into MSI common stock, based on a rate of one share of common stock for each share of Series II Preferred Stock, at the shareholders' option prior to January 31, 2000, or at the Company's option at any time. The Series II Preferred Stock carries a cumulative dividend rate of 10%, which is payable annually on December 31.

The Series II Preferred Stock can be redeemed by MSI at a redemption price of $3 per share, plus accumulated unpaid dividends. Series II Preferred Stock also has a liquidation preference of $3 per share, plus accumulated unpaid dividends, and is senior in priority as to both dividends and liquidation with respect to the Series I Preferred Stock, the Company's common stock, and the preferred stock of EMSI discussed below. Until the first anniversary after issuance, the Company has the option of paying all cumulative dividends through issuance of additional shares of Series II Preferred Stock in lieu of cash. After the first anniversary of issuance, the 10% dividends must be paid in cash only. Accumulated unpaid dividends on Series II Preferred Stock at December 31, 2001 and 2000 was $-0-and $948, respectively.

As an inducement for shareholders to convert Series II Preferred Stock into common stock, the Company decreased the conversion rate on October 11, 1999 from $3 per share to $1.75 per share. During 1999, $15,375 (5,125 shares) of Series II Preferred Stock was exchanged for 5,125 shares of the Company's common stock at the original conversion rate. Also, during 1999, $116,889 (38,964 shares) of Series II Preferred Stock was exchanged for 66,794 shares of the Company's common stock at the new conversion rate.

During October 2001, the Company converted all remaining Series II preferred stock to common stock, based on a value of $1.25 per share.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 11  STOCKHOLDERS' DEFICIENCY (Continued)

EMSI Preferred Stock
--------------------

EMSI, the subsidiary company of MSI, has also issued Series I Convertible Redeemable Preferred Stock ("EMSI Series I Preferred Stock"), par value $.001 and stated value $7. EMSI Series I Preferred Stock is convertible into common stock of EMSI at a rate of one share of common stock for each share of the EMSI Series I Preferred Stock if converted on or before May 31, 1997, or at a rate of eight shares of common stock for ten shares of EMSI Series I Preferred Stock if converted during the period from June 1, 1997 through May 31, 1998. After that date, the EMSI Series I Preferred Stock may not be converted without the approval of the Company's Board of Directors. EMSI Series I Preferred Stock has a liquidation preference, with respect to EMSI, of $7 per share, and may be redeemed at various prices at the Company's option.

Dividends on EMSI Series I Preferred Stock are payable as declared by the Company's Board of Directors. No dividends have been declared to date.

During the year 2000, the Company converted all remaining shares of EMSI Preferred to MSI common stock.

Stock, Grants and Options
-------------------------

The Company's Board of Directors has approved grants of common stock and options to purchase common stock to key executives and employees, all of which were granted prior to January 1, 1999. The Company has also granted stock and options to a stockholder of the Company in connection with various loans made by the stockholder to the Company, all of which were granted prior to January 1, 1999. The option grants are for periods of two to five years. Certain options may not be exercised for a period of two years after the grant date. The sole outstanding option for 25,000 shares outstanding at December 31, 2001, held by a former officer of the Company expired on January 15, 2002. The shares were not exercised before expiration.

The Board of Directors has approved an employee's stock bonus of $250,000 for each of the years ended December 31, 2001 and 2000. These bonuses were reflected as compensation expense in the accompanying 2001 and 2000 consolidated financial statements. The shares will be issued to employees in 2002 and 2001. No options were granted to employees during the years ended December 31, 2001 and 2000 and no compensation expense was recognized during those years with respect to stock options.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 11  STOCKHOLDERS' DEFICIENCY (Continued)

Stock, Grants and Options (Continued)
-------------------------

A summary of activity involving options on the Company's common stock follows:

                                              Number of Options   Exercise Price
                                              -----------------   --------------

     Balance outstanding at December 31, 2000       25,000              $0.75

     Granted                                          --                 --
     Exercised                                        --                 --
     Cancelled/Expired                                --                 --
                                                  --------           --------
     Balance outstanding at December 31, 2001       25,000              $0.75
                                                  ========           ========

On May 31, 2001, the Board of Directors authorized three officers and shareholders to convert accrued salaries and loans, at their option, into shares of common stock, at the rate of $0.75 per share. During 2001, an officer/stockholder converted loans, totalling $262,721, into 350,295 shares of the Company's common stock. Since the conversion rate was less than the market value of the common stock, the Company recorded an extraordinary loss from the extinguishment of debt of $87,573 during the year ended December 31, 2001. As of December 31, 2001, the officers and shareholders have not converted any of the accrued salaries totalling $402,551.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                              At December 31,
                                                           ---------------------
                                                             2001        2000
                                                           ---------   ---------

       Convertible accrued salaries                          536,734        --
       Options to purchase common stock                       25,000      25,000
       Convertible debentures and unpaid interest             45,259      63,100
       Convertible preferred stock and unpaid dividends         --        12,300
       Note payable to stockholder and accrued interest 152,756 81,000 Shares to be issued to employees under stock
         bonus                                               259,500     250,000
       Shares to be issued to directors for letter of
         credit guarantee                                     18,750        --
                                                           ---------   ---------
               Total                                       1,037,999     431,400
                                                           =========   =========

                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 12  WASTE MANAGEMENT FACILITY AGREEMENT

In April 1996, EMSI acquired certain assets and assumed certain liabilities of BMI Services, Inc. ("BMI"), a medical waste transportation and management company. As part of this acquisition, BMI's contract to operate the medical waste incineration facility at UTMB in Galveston, Texas, and to provide medical waste incineration services to UTMB, was assigned to EMSI. The original contract was for an initial term of five years that ended in December 2000, but is renewable for a second five-year term (see below). The contract required EMSI to pay UTMB a monthly fixed facility usage fee of $15,000 on one medical waste incinerator; an additional usage fee of $750 per day on an additional incinerator, as needed; a monthly variable fee based on the volume of medical waste processed at the facility; and utility charges for the facility. EMSI was also responsible for repairs and maintenance costs of the facility up to an annual limit of $90,000. In return, EMSI received medical waste management fees from UTMB based on the quantity of waste processed. Such fees are determined using a progressive rate schedule, which is adjustable quarterly depending on the actual waste volume processed during the preceding quarter. Of the total purchase price of BMI, $650,000 was estimated as the fair value of the UTMB waste management facility rights and was amortized over five years. Such rights were fully amortized at December 31, 2000.

The Company has renegotiated with UTMB an amendment extending the UTMB contract until December 8, 2005. The amendment requires the Company to pay the following estimated monthly amounts during the contract years:

                          Fixed Facility
                           Maintenance        Capital        Variable
        Contract Years     and Use Fee      Renewal Fee      Usage Fee
        --------------    --------------    -----------    -------------
                                                           (Based on waste
                                                             incinerated)

             2001            $ 17,500         $ 10,833      $.005 per lb.
             2002            $ 18,500         $ 20,208      $.005 per lb.
             2003            $ 19,500         $ 20,208      $.005 per lb.
             2004            $ 20,500         $ 20,208      $.005 per lb.
             2005            $ 21,500         $ 20,208      $.005 per lb.

The Company is required to pay all utility costs but will receive a monthly credit for the value of steam produced by the incinerator plant. The contract is cancellable by either party with a one year written notice.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 13  COMMITMENTS AND CONTINGENCIES

Proposed Financing
------------------

On October 31, 2000, MSI entered into a financing agreement with Lilly Beter Capital Group, Ltd. ("LBCG"), whereby LBCG agreed to assist MSI in raising up to $5,000,000 of equity financing and provide services to MSI with respect to the raising of a minimum of $15,000,000 and a maximum of $20,000,000 of tradeable low-grade, high-yield, 10-year bonds. Pursuant to the terms of the financing agreement, MSI is required to provide the costs and expenses associated with both the equity and debt offerings, not to exceed $850,000. In November 2000, $250,000 was paid to LBCG, which is reported as deferred offering costs in the accompanying December 31, 2000 consolidated balance sheet. During the year ended December 31, 2001, an additional $50,000 was paid to LBCG, which was capitalized in deferred offering costs totalling $326,688.

The financing agreement MSI entered into with LBCG expired on October 30, 2001. In January, 2002 LBCG presented the Company with a proposal for a new financing agreement, which contains additional conditions. Those conditions include, the replenishment of the escrow account that the Company has paid to LBCG (to pay the costs and expenses associated with the equity and debt offerings) to $500,000, and MSI becoming a company whose shares are publicly traded. There is no assurance that the contingencies specified in the proposed agreement will be met and that the financing contemplated by the agreement will be consummated. As of February 22, 2002, there is no firm commitment or guarantee by LBCG to provide the financing. Due to the uncertainty of the negotiations between the Company and LBCG, the Company decided to charge to expense in 2001 all related deferred offering costs in the amount of $326,688.

Risks and Concentrations
------------------------

MSI and EMSI operate exclusively in one industry. MSI has the right to manufacture (through its exclusive contract with IMCO) a low-emissions, thermal oxidation system designed for medical and other special waste streams. MSI's only significant customer to date is an affiliated entity located in Mexico (TRADEM). Development of customers and markets by MSI in other countries will be influenced, in part, on the adoption and/or enforcement of emissions standards for which the EnviroClean(R) System was designed. Should such additional markets develop, political changes or currency fluctuations in other countries, as well as changes in the other factors above, could adversely affect the Company.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 13  COMMITMENTS AND CONTINGENCIES (Continued)

Risks and Concentrations (Continued)
------------------------

EMSI provides waste management services to medical waste generators in North and South Texas. EMSI's operation at Galveston is highly dependent upon utilization of UTMB's waste incineration facility. EMSI uses this facility to service UTMB in addition to several other customers in the area. Substantially all of the waste processed by the Company is done at the Galveston facility, except when the facility is not operational, in which case the Company outsources its medical waste processing through alternate facilities. In the event that UTMB cancelled the waste management facility agreement with EMSI and a suitable alternate facility could not be located, there would be a significant detrimental impact on the operations of EMSI (see Note 15).

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents and trade accounts receivable.

With respect to trade receivables, ongoing credit evaluations of customers' financial condition are performed and generally, no security is required. The Company maintains a reserve for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

At December 31, 2001 and 2000, UTMB accounted for approximately 35% of the accounts receivable balance. For the years ended December 31, 2001 and 2000, UTMB accounted for approximately 25% and 34%, respectively, of net revenues.

Lease Obligations
-----------------

The Company has a non-cancelable operating lease covering its corporate office in Dallas, Texas that expired on October 31, 2001.

In October 2001, the Company extended its lease covering its office in Dallas, Texas for a term of four years, commencing on November 1, 2001. Minimum annual rentals under the new lease are as follows:

                 Years Ended
                 December 31,                              Amount
                 ------------                            ----------

                    2002                                 $  116,648
                    2003                                    123,442
                    2004                                    130,238
                    2005                                    113,250
                                                         ----------
                                                         $  483,578
                                                         ==========

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 13  COMMITMENTS AND CONTINGENCIES (Continued)

Lease Obligations (Continued)
-----------------

Rent expense and sub-rental income for the years ended December 31, 2001 and 2000 were as follows:

                                                           For the Years Ended
                                                               December 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------

                   Rent expense                          $  142,127   $  142,942
                   Less: Sub-rental income                   69,750       70,383
                                                         ----------   ----------
                                                         $   72,377   $   72,559
                                                         ==========   ==========

On September 30, 2001, the sublease agreement with the tenant was terminated.

Payroll Tax Delinquency
-----------------------

The Company was delinquent in paying its payroll taxes for the third and fourth quarters of 2000 and the second, third and fourth quarters of 2001. The total amount of the delinquency at December 31, 2001 and 2000 was approximately $340,000 and $150,000, respectively, including estimated penalties and interest. The Company has contacted the Internal Revenue Service (IRS) about establishing a repayment plan with the IRS. Unless a payment plan can be negotiated with the IRS regarding these arrearages, or if the amount continues to increase, a lien could be placed against the Company's assets, or the Company could be sued or face a judgment. The Company is current in paying its payroll taxes for 2002.

Environmental Matters
---------------------

The Company operates within the medical waste management industry, which is subject to various federal, state and local laws and regulations. Management is not aware of any significant contingent liabilities relative to these activities. During the year ended December 31, 2000, the Company incurred $103,292 in connection with clean-up costs of a stack discharge and a caustic spill at the UTMB facility.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 13  COMMITMENTS AND CONTINGENCIES (Continued)

Litigation
----------

The Company was a named defendant, along with several officers of the Company, named individually, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounts to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001 the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001 the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001 seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. However, the Company believes that by seizing the shares of common stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have valid claim against the Company. The Company is examining options regarding claims for indemnification, contribution, and claims against third parties. However, the Company has not made any decisions and such issues remain unresolved. The accompanying consolidated balance sheet, as of December 31, 2001, reflects an accrual for losses in connection with this litigation of $260,000.

The Company is a named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claims that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. The Company has answered and has denied all of the plaintiff's allegations and there has not been any activity in the case since July 2001. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $60,000. Accordingly, an accrual of $60,000 was reflected in the accompanying December 31, 2001 and 2000 consolidated balance sheets.

The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 13  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
---------------------

On May 1, 2001, the Company's Board of Directors approved, in principal, effective January 1, 2001, an employment agreement with its Chief Executive Officer and President. The agreement has not yet been reduced to a written contract. The material terms of the agreement include: (i) a five-year term;
(ii) a minimum compensation of $180,000 yearly, with an annual cost of living increase of 6%, or an amount equal to the highest paid employee as a result of any acquisition; (iii) that such employee will remain Chief Executive Officer and President; (iv) that a severance package will include the compensation of any remaining term of the agreement; (v) an annual stock or cash bonus based upon a formula considering earnings before interest, taxes, depreciation and amortization ("EBITDA") to be developed and approved by LBCG; and (vi) a bonus for the year 2000 of 125,000 shares of common stock and the option to convert any loans made by him and/or accrued compensation at a price of $.75 per share.

On May 1, 2001, the Company's Board of Directors approved, in principal, effective January 1, 2001, an employment agreement with its Chief Financial Officer. The agreement has not yet been reduced to a written contract. The material terms of the agreement include: (i) a five-year term; (ii) a minimum compensation of $96,000 yearly with an annual cost of living increase of 6% or an amount equal to the highest paid financial employee as a result of any acquisition; (iii) that such employee will remain the Chief Financial Officer;
(iv) that a severance package will include the compensation of any remaining term of the agreement; (v) an annual stock or cash bonus based upon an EBITDA formula to be developed and approved by LBCG; and (vi) a bonus for the year 2000 of 30,000 shares of common stock and the option to convert his accrued compensation at a price of $.75 per share.

Proposed Acquisition of Equipment
---------------------------------

The Company is currently negotiating with a major leasing company for the replacement of certain transportation equipment and the addition of two other trucks. The Company does not expect the monthly outlay for the new vehicles, including the lease costs and the fixed maintenance expenses, to exceed comparable costs that the Company has been incurring during the past year. The lease terms are expected to be in the range of 72 to 84 months.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 14  RELATED PARTY TRANSACTIONS

Related party payables at December 31, 2001 and 2000 to stockholders and officers amounted to $594,842 and $388,220, of which $421,829 and $195,268 are included in accrued liabilities, respectively.

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                                 Years Ended December 31,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------

                   Interest expense             $   14,416      $   63,194
                                                ==========      ==========

Other debt and equity transactions with related parties are disclosed in Notes 9, 11 and 15.

NOTE 15  SUBSEQUENT EVENTS

During most of the month of January 2002, the waste incineration facility at UTMB in Galveston, Texas was not functioning. As a result, the Company was required to discontinue incineration activities at the facility while appropriate repairs were being made. UTMB restored proper functionality of the incinerator as of February 8, 2002. The UTMB facility currently requires extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. It is expected that the UTMB facility will be shut down commencing April 15, 2002 to effect the foregoing renovations and improvements so that the facility will be able to comply with the New Source Performance Standards. The Company expects the facility will be out of service for at least 90 days. The Company submitted an application to the TNRCC to allow it to install an alternative regulated medical waste treatment operation at its Garland plant. The Company recently received Temporary Authorization from the TNRCC permitting it to process its regulated medical waste using the autoclave method of treatment. The Company has signed a Letter of Intent with a company to install an autoclave treatment system at its Garland facility and to process its regulated medical waste on a fixed price-per-pound basis.

In January and February 2002, the Company received approximately $634,000, of which $525,000 was from an existing stockholder who purchased 500,000 shares of its common stock.