Form 10QSB
period 2001-09-30
MEDSOLUTIONS INC
filed 2002-05-15
CIK 1144870

As filed with the Securities and Exchange Commission on May 15, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended: September 30, 2001

                         Commission file number: 0-32995

                               MEDSOLUTIONS, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Texas                                              75-2531556
-------------------------------                             --------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                 12750 Merit Drive, Park Central VII, Suite 770
                               Dallas, Texas 75251
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       (Registrant's telephone number, including area code) (972) 931-2374


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock on May 1, 2002: 15,722,490.





                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                    At              At
                                                                    December 31,    September 30,
                                                                          2000            2001
                                                                    ------------    ------------
                                                                                     (Unaudited)

Current Assets:
  Cash                                                              $    256,065    $       --
  Accounts receivable - trade, net                                       359,877         666,330
  Other accounts receivable                                               95,317            --
  Prepaid expenses and other current assets                               77,146         140,423
  Supplies                                                                71,677          35,550
                                                                    ------------    ------------
      Total Current Assets                                               860,082         842,303

Property and equipment - at cost, net of accumulated
  Depreciation                                                           748,531         693,967

Permits, net of accumulated amortization                                  24,313             472
Deferred offering costs                                                  250,000         326,511
Other                                                                      3,014           3,014
                                                                    ------------    ------------
      Total Assets                                                  $  1,885,940    $  1,866,267
                                                                    ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                                    $     31,719    $    121,476
  Convertible debentures                                                  60,135          60,135
  Current maturities of long-term obligations                            484,258         443,292
  Accounts payable                                                     1,102,353       1,169,760
  Accounts payable to IMCO                                               495,085            --
  Accrued liabilities                                                  1,401,118       1,750,210
  Notes payable - stockholder                                               --           171,667
  Advances from stockholder                                               76,285           9,000
                                                                    ------------    ------------
      Total Current Liabilities                                        3,650,953       3,725,540

Long-term obligations, less current maturities                           212,380          75,752
Notes payable - stockholder                                              116,667            --
                                                                    ------------    ------------
      Total Liabilities                                                3,980,000       3,801,292
                                                                    ------------    ------------
Commitments, Contingencies and Other Matters

Stockholders' Deficiency:
  Common stock (par value $.001) - authorized 100,000,000
    shares; 13,294,026 and 14,531,014 shares issued at December 31,
   2000 and September 30, 2001, respectively                              13,294          14,531
  MSI Preferred stock (par value $.001) - authorized 5,000,000 shares at December 31, 2000 and 100,000,000 shares at
    September 30, 2001:
      Preference on liquidation of $6.00 per share; 2,177
        shares outstanding at both December 31, 2000 and
        September 30, 2001, respectively                                  13,065          13,065
      Preference on liquidation of $3.00 per share; 1,334
        shares outstanding at both December 31, 2000 and
        September 30, 2001, respectively                                   4,002           4,002
   Additional paid-in capital                                         16,423,679      17,651,145
   Accumulated deficit                                               (18,530,100)    (19,599,768)
   Treasury stock, at cost - 12,200 shares of common stock               (18,000)        (18,000)
                                                                            --              --
     Total Stockholders' Deficiency                                   (2,094,060)     (1,935,025)
                                                                            --              --
     Total Liabilities and Stockholders' Deficiency                 $  1,885,940    $  1,866,267
                                                                    ============    ============


                 See Notes to Consolidated Financial Statements





                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                     For the Nine Months Ended       For the Three Months Ended
                                           September 30,                    September 30,
                                     --------------------------      --------------------------
                                          2000           2001             2000           2001
                                    ------------    ------------    ------------    ------------
                                             (Unaudited)                     (Unaudited)

Revenues:
  Sales                             $  2,181,166    $  2,879,045    $    729,222    $  1,007,288
                                    ------------    ------------    ------------    ------------

Cost, Expenses and Other Income:
  Cost of sales                        1,928,020       2,806,370         682,827         863,293
  General and administrative
  expenses                               786,209         868,500         217,996         311,457
  Depreciation and amortization          249,645         113,414          83,215          31,223
  Debt conversion expense                   --            19,500            --              --
  Interest expense                       144,160         105,883          35,526          34,885
  Other income                           (17,443)         (1,278)         (2,196)         (1,278)
                                    ------------    ------------    ------------    ------------
                                       3,090,591       3,912,389       1,017,368       1,239,580
                                    ------------    ------------    ------------    ------------
Loss before extraordinary item          (909,425)     (1,033,344)       (288,146)       (232,292)

Extraordinary item - loss from
  extinguishment of debt, net of
  income tax benefit of $-0-            (850,000)        (36,324)       (850,000)        (17,543)
                                    ------------    ------------    ------------    ------------
Net Loss                            $ (1,759,425)   $ (1,069,668)   $ (1,138,146)   $   (249,835)
                                    ============    ============    ============    ============

Basic and diluted loss per common
  share:
    Before extraordinary item       $       (.08)   $       (.08)   $       (.02)   $       (.02)
    Extraordinary item                      (.08)           --              (.07)           --
                                    ------------    ------------    ------------    ------------
      Net Loss                      $       (.16)   $       (.08)   $       (.09)   $       (.02)
                                    ============    ============    ============    ============
Weighted average common shares
  used in basic and diluted loss
  per share                           11,248,536      13,659,512      12,315,552      14,113,267
                                    ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements




                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001



                                                                                    MSI Preferred Stock
                                                          MSI Common Stock                Series I
                                                       ------------------------   -------------------------
                                                         Shares       Amount        Shares        Amount
                                                       ----------   -----------   -----------   -----------

 Nine Months Ended September 30, 2001: (Unaudited)
 ---------------------------------

Balance - December 31, 2000                              13,294,026   $    13,294         2,177   $    13,065
MSI common stock sold for cash                              370,727           371          --            --
MSI common stock exchanged to cancel stockholder
  loan                                                      145,295           145          --            --
Debt conversion expense
Extraordinary item - loss from extinguishment of debt          --            --            --            --
MSI common stock exchanged for accounts payable             481,216           481          --            --
MSI common stock issued for bonus                           239,750           240          --            --
Net loss                                                       --            --            --            --
                                                        ----------   -----------   -----------   -----------
Balance - September 30, 2001                             14,531,014   $    14,531         2,177   $    13,065
                                                        ===========   ===========   ===========   ===========


                 See notes to consolidated financial statements.



                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001



                                                          MSI Preferred Stock      EMSI Preferred Stock
                                                               Series II                 Series I
                                                        -----------------------   -----------------------
                                                          Shares       Amount       Shares       Amount
                                                        ----------   ----------   ----------   ----------

 Nine Months Ended September 30, 2001: (Unaudited)
 ---------------------------------

Balance - December 31, 2000                             $    1,334   $    4,002   $     --     $     --
MSI common stock sold for cash                                --           --           --           --
MSI common stock exchanged to cancel stockholder
  loan                                                        --           --           --           --
Debt conversion expense                                       --           --           --           --
Extraordinary item - loss from extinguishment of debt
MSI common stock exchanged for accounts payable               --           --           --           --
MSI common stock issued for bonus                             --           --           --           --
Net loss                                                      --           --           --           --
                                                              --           --           --           --
Balance - September 30, 2001                            ----------   ----------   ----------   ----------
                                                        $    1,334   $    4,002   $     --     $     --
                                                        ==========   ==========   ==========   ==========


                See notes to consolidated financial statements.



                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001



                                                         Additional
                                                          Paid-in       Accumulated      Treasury
                                                          Capital         Deficit          Stock           Total
                                                        ------------    ------------    ------------    ------------

Nine Months Ended September 30, 2001: (Unaudited)
---------------------------------

Balance - December 31, 2000                             $ 16,423,679    $(18,530,100)   $    (18,000)   $ (2,094,060)
MSI common stock sold for cash                               463,038            --              --           463,409
MSI common stock exchanged to cancel stockholder
  loan                                                       108,826            --              --           108,971
Debt conversion expense                                       19,500            --              --            19,500
Extraordinary item - loss from extinguishment of debt          36,324            --              --            36,324
MSI common stock exchanged for accounts payable               600,018            --              --           600,499
MSI common stock issued for bonus                                (240)           --              --              --
Net loss                                                         --        (1,069,668)           --        (1,069,668)
Balance - September 30, 2001                            ------------    ------------    ------------    ------------
                                                        $ 17,651,145    $(19,599,768)   $    (18,000)   $ (1,935,025)
                                                        ============    ============    ============    ============


                See notes to consolidated financial statements.

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  For the Nine Months Ended
                                                         September 30,
                                                  --------------------------
                                                       2000           2001
                                                  -----------    -----------
                                                          (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $(1,759,425)   $(1,069,668)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                   249,645        113,414
      Bad debt expense                                   --            6,000
      Loss from extinguishment of debt                850,000         36,224
      Debt conversion expense                          19,500
      Gain on sale of equipment                        (2,196)          --
      Accounts receivable                              30,598       (217,137)
      Supplies                                           (856)        36,127
      Prepaid expenses and other current assets       (50,692)       (63,277)
      Accounts payable and accrued liabilities        409,498        408,585
      Bank overdraft                                   46,038         89,757
      Advances from stockholder                        40,248         41,686
                                                  -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES          (187,142)      (598,689)
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (4,716)       (21,680)
                                                  -----------    -----------
      NET CASH (USED IN) PROVIDED BY INVESTING
        ACTIVITIES                                     (4,716)       (21,680)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                  541,596        463,409
  Proceeds from notes payable - stockholder              --           55,000
  Payments on other long-term obligations             (61,475)       (77,594)
  Deferred offering costs                                --          (76,511)
                                                  -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES       480,121        364,304
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         288,263       (256,065)

CASH AND CASH EQUIVALENTS - BEGINNING                  83,698        256,065
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS - END                   $   371,961    $      --
                                                  ===========    ===========


                See notes to consolidated financial statements.

                              MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                   For the Nine Months Ended
                                                           September 30,
                                                    -------------------------
                                                         2000          2001
                                                    -----------   -----------
                                                           (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                     $    53,882   $    72,920
                                                    ===========   ===========
  Income taxes paid                                 $      --     $      --
                                                    ===========   ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  INFORMATION:

    Conversion of debt to equity                    $ 1,049,448   $      --
                                                    ===========   ===========
    Stock issued in connection with loans and
      accounts payable                              $      --     $   709,470
                                                    ===========   ===========
    Notes payable given for interest                $   116,667   $      --
                                                    ===========   ===========
    Stock and options issued for compensation       $     3,000   $      --
                                                    ===========   ===========
    Conversion of MSI preferred stock for
      common stock                                  $    11,339   $      --
                                                    ===========   ===========

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form 10-SB, as Amended on February 13, 2002, for the year ended December 31, 2000 .

NOTE 1 DESCRIPTION OF BUSINESS

MedSolutions, Inc. ("MSI" or the "Company") formerly known as EnviroClean International, Inc. ("ENVI") was incorporated in the State of Texas in November 1993 and commenced operations in January 1994. The Company was organized for the purpose of developing, manufacturing, and marketing the EnviroClean(R) Thermal Oxidation System ("EnviroClean(R) System" or "ETOS"), which was designed to incinerate medical and other specialized wastes in an environmentally sound manner. In 1994, through collaboration with Intercontinental Manufacturing Company ("IMCO"), the Company built the EnviroClean(R) System prototype. The initial sale of EnviroClean(R) Systems occurred in 1996. There were no sales of EnviroClean(R) Systems during the years ended December 31, 1999 and 2000 and the nine months ended September 30, 2001. The Company has suspended its efforts to manufacture and market the EnviroClean(R) Systems until such time it has the financial resources to reinstate these activities.

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

In January 1998, the Company exchanged shares of its common stock to acquire 667,375 shares of EMSI's common stock from other shareholders, giving MSI a controlling interest of approximately 51.3% in EMSI. In December 1998, the Company offered to exchange one share of MSI common stock for one share of EMSI common stock with the remaining shareholders of EMSI. This offer resulted in the acquisition of 1,771,151 additional shares of EMSI common stock, thereby increasing the Company's ownership to approximately 96.1%. During subsequent periods, the Company has continued to obtain outstanding shares of EMSI's common stock such that its ownership of EMSI is presently approximately 98%.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its 98% owned subsidiary, EMSI. All significant intercompany balances and transactions between the Company and EMSI have been eliminated in consolidation.

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

The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company is accounted for under the fair value method as prescribed by SFAS No. 123.

Loss Per Share of Common Stock
------------------------------

Basic net loss per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Common stock equivalents, consisting of options and convertible securities, discussed in Note 8, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.


NOTE 3 GOING CONCERN

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $1,069,668 for the nine months ended September 30, 2001. Additionally, the Company has significant deficits in both working capital and stockholders' equity at September 30, 2001. Further, as noted previously, the Company has not made sales of the EnviroClean(R) System to customers other than affiliated entities during its existence and is delinquent in paying its payroll taxes to the IRS. These factors, raise substantial doubt about the Company's ability to continue as a going concern.

Historically, cash flow deficits have been funded by stockholders of the Company. However, the stockholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed offering, management has offered on a private placement basis up to $1,250,000 of common stock. There is no assurance that this funding effort will be sufficient to meet the Company's cash flow needs.

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

Property and equipment consisted of the following:
                                                                          At
                                                                      September
                                                                       30, 2001
                                                                      ----------

Land                                                                  $   20,000
Building                                                                 589,738
Furniture and equipment                                                1,010,262
                                                                      ----------
                                                                       1,620,000
Less:  Accumulated depreciation                                          926,033
Property and Equipment, Net                                           ----------
                                                                      $  693,967
                                                                      ==========

Depreciation of property and equipment was $89,573 for the nine months ended September 30, 2001.

NOTE 5 ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                                                          At
                                                                      September
                                                                       30, 2001
                                                                      ----------

Salaries                                                              $  366,808
Payroll and other taxes                                                  370,408
Interest                                                                 115,426
Incineration expenses                                                    264,786
Insurance                                                                 88,889
Litigation provision                                                     420,000
Miscellaneous                                                            123,893
                                                                      ----------
                                                                      $1,750,210
                                                                      ==========

NOTE  6  LONG-TERM OBLIGATIONS

Long-term obligations are comprised of the following:
                                                                          At
                                                                      September
                                                                       30, 2001
                                                                      ----------

Bank note - EMSI facility                                             $  290,579
Bank note - EMSI EnviroClean(R)System and
  facility                                                               130,005
Installment notes - equipment                                             98,460
                                                                      ----------
Total indebtedness to banks and financial
  institutions                                                           519,044
Less: Bank notes classified as current                                   420,584
Less: Current maturities                                                  22,708
                                                                      ----------
Total Long-Term Obligations                                           $   75,752
                                                                      ==========


In July 1996, the Company borrowed $367,500 from a bank. The note is secured by a first lien on EMSI's facility in Garland, Texas, and bears interest at a variable rate based on the national prime rate, plus 0.5%, as published by the Wall Street Journal. The note is payable in minimum monthly installments of principal and interest totaling $3,910 (reduced to $3,467 beginning August 9, 2001), and matures in July 2011. The Company's president and chief executive officer has guaranteed this debt.

In July 1999, the Company borrowed $200,000 from a bank primarily for working capital purposes. The note is secured by a second lien on the EMSI facility in Garland, and a first lien on the EnviroClean(R) System utilized at that
facility.   The  note  bears  interest  at  10.5%  and  is  payable  in  monthly installments of principal and interest totalling $4,315 through July 2004. The Company's president and chief executive officer has guaranteed this debt.

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

The Company is obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006 and are payable in monthly installments of approximately $2,250 consisting of principal and interest. The notes are collateralized by the equipment acquired.


NOTE 7 STOCKHOLDERS' DEFICIENCY

Stock, Grants and Options
-------------------------

     The Company's Board of Directors has approved grants of common stock and options to purchase common stock to key executives and employees, all of which were granted prior to January 1, 1999. The Company has also granted stock and options to a stockholder of the Company in connection with various loans made by the stockholder to the Company, all of which were granted prior to January 1, 1999. The option grants are for periods of two to five years. Certain options may not be exercised for a period of two years after the grant date. The sole outstanding option for 25,000 shares outstanding at September 30, 2001, held by a former officer of the Company expires on January 15, 2002.

     At January 1, 1999, the Company was obligated on a note payable to a stockholder of MSI in the amount of $1,000,000, plus accrued interest at a rate of 10%. At May 31, 1999, the original maturity date of this note, the stockholder agreed to extend the maturity date to May 31, 2001 and exchanged accrued interest payable of $122,914 and advances from the stockholder of $12,086 to exercise stock options that had been previously granted to the stockholder on 135,000 shares of the Company's common stock at a price that was modified from $1.80 to $1.00 per share. On the same date, the stockholder also received 125,000 shares of the Company's common stock as an inducement to execute the note extension and acquired 31,457 shares in exchange for advances from the stockholder of $62,914. In connection with these transactions, additional expense of $233,000 was reflected in the 1999 consolidated financial statements as financing charges.

On July 31, 2000, the stockholder exchanged the $1,000,000 note payable for 1,850,000 shares of the Company's common stock. In addition, the stockholder purchased an additional 50,000 shares of common stock at $1.00 per common share, the estimated fair value at that date. As a result of the note payable exchanged at a favorable rate to the stockholder, the Company recorded an extraordinary loss from extinguishment of debt at July 31, 2000 of $850,000, as shown in the accompanying consolidated financial statements. Further, on July 31, 2000, the stockholder exchanged the then accrued interest on the $1,000,000 note payable for a new convertible note payable of $116,667 bearing interest at a stated rate of 10% due July 31, 2002. The new note is secured by certain future royalties, if any, from the sale of EnviroClean(R) EC-500 Systems and the related patent technology.

On May 7, 2001, the Company reached an agreement with the stockholder who has a note payable from the Company of $116,667 to change the conversion rate into the Company's common stock from $1.50 per share to $1.25 per share. The note and accrued interest thereon is convertible at the option of the holder. The Company recorded a debt conversion expense of $19,500 during the second quarter of 2001.

On July 31, 2001, the note was amended to recognize additional loans, totalling $55,000, the reduced conversion price and the granting of additional collateral in the form of all other tangible and intangible assets of the Company. The new note, totalling $171,667, bears interest at 10% and is due on July 31, 2002.

On May 31, 2001, the Board of Directors authorized three officers and shareholders to convert accrued salaries and loans, at their option, into shares of common stock at the rate of $0.75 per share. In September 2001, our president converted loans, totaling $108,971, into 145,295 shares of the Company's common stock. Since the conversion rate is less than the market value for the common stock, the Company recorded an extraordinary loss from the extinguishment of debt of $36,324 during the nine months ended September 30, 2001.

NOTE 8 Earnings Per Share
-------------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:
                                                                     At
                                                                     September
                                                                       30, 2001
                                                                     ----------

Convertible accrued salaries                                            458,112
Options to purchase common stock                                         25,000
Convertible debentures and unpaid interest                               67,600
Convertible preferred stock and unpaid dividends                         13,500
Note payable to stockholder and accrued interest                        149,300
Shares issuable to employees under stock bonus                           10,250
        Total                                                        ----------
                                                                        723,762
                                                                     ==========

NOTE 9 WASTE MANAGEMENT FACILITY AGREEMENT

In April 1996, EMSI acquired certain assets and assumed certain liabilities of BMI Services, Inc. ("BMI"), a medical waste transportation and management company. As part of this acquisition, BMI's contract to operate a 36 ton per day medical waste incineration facility at UTMB in Galveston, Texas, and to provide medical waste incineration services to UTMB, was assigned to EMSI. The original contract was for an initial term of five years that ended in December 2000, but is renewable for a second five-year term (see below). The contract requires EMSI to pay UTMB a monthly fixed facility usage fee of $15,000 on one medical waste incinerator; an additional usage fee of $750 per day on an additional incinerator, as needed; a monthly variable fee based on the volume of medical waste processed at the facility; and utility charges for the facility. EMSI is also responsible for repairs and maintenance costs of the facility up to an annual limit of $90,000. In return, EMSI receives medical waste management fees from UTMB based on the quantity of waste processed. Such fees are determined using a progressive rate schedule, which is adjustable quarterly depending on the actual waste volume processed during the preceding quarter. Of the total purchase price of BMI, $650,000 was estimated as the fair value of the UTMB waste management facility rights and is being amortized over five years. Such rights were fully amortized at December 31, 2000.

The Company has renegotiated with UTMB an amendment extending the UTMB contract until December 8, 2005. The amendment requires the Company to pay the following estimated monthly amounts during the contract years:

                 Fixed Facility
                   Maintenance       Capital          Variable
Contract Years     And Use Fee      Renewal Fee      Usage Fee
--------------   ---------------  ---------------  --------------
                                                   (Based on waste
                                                    incinerated)

Six                 $17,500         $10,833         $.005 per lb.
Seven               $18,500         $22,292         $.005 per lb.
Eight               $19,500         $19,514         $.005 per lb.
Nine                $20,500         $23,681         $.005 per lb.
Ten                 $21,500         $23,681         $.005 per lb.

The Company is required to pay all utility costs but will receive a monthly credit for the value of steam produced by the incinerator plant. The contract is cancelable by either party with a one year written notice.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Proposed Financing
------------------

On October 31, 2000, MSI entered into a financing agreement with Lilly Beter Capital Group, Ltd. ("LBCG"), whereby LBCG agreed to assist MSI in raising up to $5,000,000 of equity financing and provide services to MSI with respect to the raising of a minimum of $15,000,000 and a maximum of $20,000,000 of tradeable low-grade, high-yield, 10-year bonds. Pursuant to the terms of the financing agreement, MSI is required to provide the costs and expenses associated with both the equity and debt offerings, not to exceed $850,000. In November 2000, $250,000 was paid to LBCG, which is reported as deferred offering costs in the accompanying December 31, 2000 consolidated balance sheet. During the nine months ended September 30, 2001, an additional $50,000 was paid to LBCG, which is included in deferred offering costs totaling $326,511 in the accompanying September 30, 2001 consolidated balance sheet. LBCG's obligations under the proposed financing are conditioned upon various factors and requirements, including the acquisition of a company acceptable to LBCG. In the event the proposed offering of the Company's securities is not consummated, the deferred offering costs will be expensed.

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

EMSI provides waste management services to medical waste generators in North and South Texas. EMSI's operation at Galveston is highly dependent upon utilization of UTMB's waste incineration facility (see Note 11). EMSI uses this facility to service UTMB in addition to several other customers in the area. Substantially all of the waste processed by the Company is done at the Galveston facility. In the event that UTMB cancelled the waste management facility agreement with EMSI and a suitable alternate facility could not be located, there would be a significant detrimental impact on the operations of EMSI.

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

At September 30, 2001, UTMB accounted for approximately 25% of the accounts receivable balance. For the nine months ended September 30, 2001, UTMB accounted for approximately 25% of net revenues. For the nine months ended September 30, 2000, UTMB accounted for approximately 32% of net revenues.

Lease Obligations
-----------------

The Company has a non-cancelable operating lease covering its corporate office in Dallas, Texas that expires on October 31, 2001. At December 31, 2000, future minimum lease obligations remaining on the original lease in 2001 total $100,850.

Rent expense and sub-rental income for the nine months ended September 30, 2000 and 2001, were as follows:

                                                            For the Nine Months
                                                            Ended September 30,
                                                            -------------------

                                                              2001       2000
                                                            --------   --------

Rent expense                                                $107,008   $105,984
Less: Sub-rental income                                       47,133     69,750
                                                            --------   --------
                                                            $ 59,875   $ 36,234
                                                            ========   ========

On September 30, 2001, the tenant terminated the sublease agreement.

Payroll Tax Delinquency
-----------------------

The Company was delinquent in paying its payroll taxes for the third and fourth quarters of 2000 and the second and third quarters of 2001. The total amount of the delinquency at September 30, 2001 was approximately $220,000, including estimated penalties and interest. The Company has contacted the Internal Revenue Service (IRS) about establishing a repayment plan with the IRS.

Litigation
----------

The Company was a named defendant, along with several officers of the Company, named individually, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounts to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001 the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001 the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001 seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. However, the Company believes that by seizing the shares of common stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have valid claim against the Company. The Company is examining options regarding claims for indemnification, contribution, and claims against third parties. However, the Company has not made any decisions and such issues remain unresolved. The accompanying consolidated balance sheet, as of September 30, 2001, reflects an accrual for losses in connection with this litigation of $360,000.

The Company is a named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claims that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. The Company has answered and has denied all of the plaintiff's allegations and there has not been any activity in the case since July 2001. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $60,000. Accordingly, an accrual of $60,000 was reflected in the accompanying September 30, 2001, consolidated balance sheet.

The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 11 OTHER MATTERS

Business Disruption
-------------------

During the months of January through May 2001, December 2001 and January 2002 the waste incineration facility utilized by EMSI in Galveston, Texas was not functioning. The Company was required to discontinue incineration operations while appropriate repairs were being made. As noted previously, the Company does not own the incineration facility at Galveston. The owner, UTMB, restored proper functionality of the incinerator as of May 31, 2001 and expect to restore functionality sometime in February, 2002. In the intervening period, EMSI made arrangements for waste disposal with alternative vendors in order to continue operations. Such alternative waste disposal operations and the related transportation expenses have resulted in significant additional costs to EMSI during these periods.

Manufacturing and Marketing Agreement
-------------------------------------

On June 15, 2001, the Company entered into a memorandum of agreement ("MOA") with IMCO, whereby certain terms of the Company's 1994 manufacturing and marketing agreement with IMCO were changed. Under the terms of the MOA, the royalty rate on each EnviroClean(R) System sold by IMCO to the Kingdom of Saudi Arabia during the six-month period commencing June 15, 2001 accrues at a rate of $25,000 per unit. However, as to any sales made to the Kingdom of Saudi Arabia, any royalty amounts earned will be applied first to IMCO's unrecovered overhead costs, totaling approximately $400,000 at December 31, 2000 and September 30, 2001, any royalties earned in excess of unrecovered overhead costs will be waived up to an additional $500,000, and any balance will be paid to MSI.

In addition, under the terms of the MOA, the Company converted during 2001 $595,085 of indebtedness to IMCO into common stock of the Company at the rate of $1.25 per share. No gain or loss was recognized on this transaction. At December 31, 2000, the indebtedness was reported on the consolidated balance sheet as accounts payable to IMCO in the amount of $495,085 and in other long-term obligations in the amount of $100,000.

Employment Agreements
---------------------

On May 1, 2001, our Board of Directors approved, in principal, effective January 1, 2001, an employment agreement between the Company and its Chief Executive Officer and President. The agreement has not yet been reduced to a written contract. The material terms of the agreement include: (i) a five-year term;
(ii) minimum annual compensation of $180,000, with a yearly cost of living increase of 6%, or an amount equal to the highest-paid employee as a result of any acquisition; (iii) that the employee will remain Chief Executive Officer and President; (iv) that a severance package will include the compensation of any remaining term of the agreement; (v) an annual stock or cash bonus based upon EBITDA formula to be developed and approved by LBCG and/or the Company's Board of Directors; (vi) a bonus for the year 2000 of 125,000 shares of Common Stock, and the option to convert any loans made by him and/or accrued compensation at a price of $.75 per share; and (vii) a formal written agreement will be prepared by our counsel.

On May 1, 2001, our Board of Directors approved, in principal, effective January 1, 2001, an employment agreement between the Company and its Chief Financial Officer. The agreement has not yet been reduced to a written contract. The material terms of the agreement include: (i) a five-year term; (ii) minimum annual compensation of $96,000, with a yearly cost of living increase of 6%, or an amount equal to the highest-paid financial employee as a result of any acquisition; (iii) that the employee will remain the Chief Financial Officer,
(iv) that a severance package will include the compensation of any remaining term of the agreement; (v) an annual stock or cash bonus based upon EBITDA formula to be developed and approved by LBCG and/or the Company's Board of Directors; (vi) a bonus for the year 2000 of 30,000 shares of Common Stock, and the option to convert his accrued compensation at a price of $.75 per share; and
(vii) a formal written agreement will be prepared by our counsel.

NOTE 12 RELATED PARTY TRANSACTIONS

The Company incurs certain general and administrative expenses jointly with other related parties of the Company. Such costs are allocated amongst MSI and the other entities based on the specific entity incurring the expense, square footage utilization on shared facilities, estimated utilization of other relevant products and services, or the human resources dedicated to each respective entity.

MSI has certain payable balances with stockholders and officers of the Company. An affiliated entity, Preston Harris Interests (PHI), has assisted the Company with general and administrative support and provided office space and general and administrative support to the Company's placement agent, Cambridge Financial Corporation ("Cambridge"), now a defunct corporation. In connection with such activities, MSI has paid PHI $4,000 and $7,250 during the nine months ended September 30, 2000 and 2001, respectively. The Company has also paid Cambridge approximately $15,100 during the nine months ended September 30, 2000. No payments were made during the nine months ended September 30, 2001.

Related party payables at December 31, 2000 and September 30, 2001 to stockholders and officers amounted to $388,220 and $203,045, of which $195,268 and $22,378 are included in accrued liabilities, respectively.

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                                              Nine Months Ended
                                                                September 30,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------

Interest expense                                              $60,275   $10,125
                                                              =======   =======



Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's
Consolidated Financial Statements and related Footnotes.

Forward-Looking Statements

Management's  discussion  and  analysis of  financial  condition  and results of
operations  and  other   sections  of  this  Report   contain   "forward-looking
statements"  within the meaning of Section 27A of the Securities Act of 1933 and
Section  218 of  the  Securities  Exchange  Act  of  1934.  We  intend  for  the forward-looking  statements  to be covered  by the safe  harbor  provisions  for forward-looking  statements  in these  sections.  All  statements  regarding the
Company's  expected  financial  position,   business  and  financing  plans  are
forward-looking  statements.  Such forward-looking  statements are identified by use  of  forward-looking  words  such  as  "anticipates",  "believes",  "plans",
"estimates", "expects", and "intends" or words or phrases of similar expression.
These forward-looking  statements are subject to various assumptions,  risks and uncertainties,  including but not limited to,  changes in political and economic conditions,  demand for the  Company's  products,  acceptance  of new  products, technology  developments affecting the Company's products and to those discussed
in  the  Company's   filings  with  the  Securities  and  Exchange   Commission.
Accordingly,  actual results could differ materially from those  contemplated by the forward-looking statements.

Background

     We were incorporated in November 1993. We provide regulated medical waste management services, including collection, transportation and disposal services to our customers.

     Our revenues were  $2,879,045 for the nine months ended  September 30, 2001
(unaudited). We derive our revenues from services to two principal types of customers: (i) long-term care facilities, outpatient clinics, medical and dental offices, municipal entities and other smaller-quantity generators of regulated medical waste ("secondary waste generators"); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("primary waste generators"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with "secondary waste generators" customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other
"primary waste generators" customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of September 30, 2001, we served approximately 800 customers.

Nine Months and Three Months Ended  September  30, 2001 and  September  30, 2000
(unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                          September 30                    September 30
                                                         2000            2001            2000            2001
                                                   ------------    ------------    ------------    ------------

Revenues                                            $    729,222    $  1,007,288    $  2,181,166    $  2,879,045

Cost of revenues                                         682,827         863,293       1,928,020       2,806,370
                                                    ------------    ------------    ------------    ------------


Gross profit                                              46,395         143,995         253,146          72,675

Selling, general and administrative expenses
                                                         217,996         311,457         786,209         868,500
                                                    ------------    ------------    ------------    ------------
Loss from operations                                    (171,601)       (167,462)       (533,063)       (795,825)
Depreciation and amortization                             83,215          31,223         249,645         105,883
Interest expense                                          35,526          34,885         144,160          19,500
Debt Conversion Expense                                     --              --              --            (1,278)
                                                    ------------    ------------    ------------    ------------
Other Income
                                                          (2,196)         (1,278)        (17,443)         (1,278)
                                                    ------------    ------------    ------------    ------------

Loss before extraordinary item                          (288,146)       (232,292)       (909,425)     (1,033,344)


Extraordinary item-debt extinguishments expense          850,000          17,543         850,000          36,324
                                                    ------------    ------------    ------------    ------------

Net loss                                            $ (1,138,146)       (249,835)   $ (1,759,415)   $ (1,069,668)
                                                    ============    ============    ============    ============

Basic and diluted loss per common share:
         Before extraordinary item                  $      (0.02)   $      (0.02)   $      (0.08)   $      (0.08)
         Extraordinary item                                (0.07)           --             (0.08)           --
                                                    ------------    ------------    ------------    ------------
          Net loss                                  $      (0.02)   $      (0.09)   $      (0.16)   $      (0.08)
                                                    ============    ============    ============    ============

Weighted  average common shares used in basic and
diluted loss per share                                12,315,552      14,113,267      11,248,536      13,659,512
                                                    ------------    ------------    ------------    ------------

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues.
---------
     Our revenues increased $697,879, or 32.0% to $2,879,045 during the nine months ended September 30, 2001 from $2,181,166 during the nine months ended September 30, 2000. The increase in revenue from 2000 was due to increased volume of medical waste processed.

Cost of Revenues.
-----------------
     Our cost of revenues increased $878,350 or 45.6% to $2,806,370 during the nine months ended September 30, 2001 from $1,928,020 during the nine months ended September 30, 2000. The increase was primarily due to higher container costs resulting from increased volume of waste processed and higher transportation and waste disposal costs related to UTMB incinerator down-time.

Selling, general and administrative expenses.
---------------------------------------------
     Our selling, general and administrative expenses increased $82,291, or 10.5% to $868,500 during the nine months ended September 30, 2001 from $786,209 during the nine months ended September 30, 2000. The increase was attributable to an approximately equal increase in EMSI selling, general and administrative expenses and the expenses of the parent company.

Depreciation and Amortization.
------------------------------
     Depreciation and amortization declined by $136,231 or 54.6% to $113,414 during the nine months ended September 30, 2001 from $249,645 during the nine months ended September 30, 2000. The decrease was due primarily to reduced amortization expense related to the UTMB service contract that expired on December 8, 2000 and to several EMSI assets that became fully depreciated.

Interest expense.
-----------------
     Our interest expense decreased $38,277, or 26.6% to $105,883 during the nine months ended September 30, 2001 from $144,160 during the nine months ended September 30, 2000. Interest expense for EMSI increased $19,119 during the period. However, our interest expense for MSI declined significantly as a result of our converting debentures and preferred stock during early 2000 and extinguishing a $1,000,000 note payable to a shareholder in July of 2000.

Debt conversion expense.
------------------------
     We further amended the note agreement in May 2001 with our largest shareholder, permitting him to convert, at his option, his note payable from the Company into our Common Stock at $1.25 per share instead of the original $1.50 per share. In connection with such amendment, we charged an additional $19,500 to debt conversion expense in the second quarter of 2001. There were no comparable charges in 2000.

Extraordinary item-loss from extinguishment of debt.
----------------------------------------------------
     In 2001, as an inducement to certain of our employees who had taken accrued salaries instead of cash and to our president who had made cash advances to the Company from time to time, we allowed those persons to convert such salaries and advances receivable by them into our Common Stock at a conversion rate of $0.75 per share. Our president converted his advances receivable to common stock, and we recorded $36,324 as debt extinguishment expense. In July 2000, we induced our shareholder holding a $1,000,000 note payable from us to extinguish our debt to him in exchange for 1,850,000 shares of our Common Stock. This transaction, while important to our prospects since our shareholders' deficiency was thereby reduced, nevertheless, resulted in a charge to expense in the nine months ended September 30, 2000.

Net loss.
---------
     Net losses were $1,069,668 during the nine months ended September 30, 2001 compared to $1,759,425 during the nine months ended September 30, 2000. The reduced loss in 2001 was primarily due to the factors described above.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues.
---------
     Our revenues increased $278,066, or 38.1% to $1,007,288 during the three months ended September 30, 2001 from $729,222 during three months ended September 30, 2000. The increase in revenue from 2000 was due to increased volume of medical waste processed.

Cost of Revenues.
-----------------
     Our cost of revenues increased $180,466 or 26.4% to $863,293 during the three months ended September 30, 2001 from $682,827 during three months ended September 30, 2000. The increase was primarily due to higher container costs resulting from increased volume of waste processed and higher transportation and waste disposal costs related to UTMB incinerator down-time.

Selling, general and administrative expenses.
---------------------------------------------
     Our selling, general and administrative expenses increased $93,461, or 42.9% to $311,457 during the three months ended September 30, 2001 from $217,996 during three months ended September 30, 2000. The increase was attributable to an approximately equal increase in EMSI selling, general and administrative expenses and the expenses of the parent company.

Depreciation and Amortization.
------------------------------
     Depreciation and amortization declined by $51,992 or 62.5% to $31,223 for the three months ended September 30, 2001 from $83,215 for the three months ended September 30, 2000. The decrease was due primarily to reduced amortization expense related to the UTMB service contract that expired on December 8, 2000 and to several EMSI assets that became fully depreciated.

Interest expense.
-----------------
     Our interest expense decreased $641, or 1.8% to $34,885 during three months ended September 30, 2001 from $35,526 during the three months ended September 30, 2000. Interest expense for EMSI increased $8,024 during the period. However, our interest expense for MSI declined as a result of our converting debentures and preferred stock during early 2000 and extinguishing a $1,000,000 note payable to a shareholder in July of 2000.

Extraordinary item-loss from extinguishment of debt.
----------------------------------------------------
     In 2001, as an inducement to certain of our employees who had taken accrued salaries instead of cash and to our president who had made cash advances to the Company from time to time, we allowed those persons to convert such salaries and advances receivable by them into our Common Stock at a conversion rate of $0.75 per share and recorded $17,543 as debt extinguishment expense during the three months ended September 30, 2001. There was no comparable charge for the three months ended September 30, 2000. In July 2000, we induced the shareholder holding a $1,000,000 note payable from us to extinguish our debt to him in exchange for 1,850,000 shares of our Common Stock. This transaction, while important to our prospects since our shareholders' deficiency was thereby reduced, nevertheless, resulted in a charge to expense in the three months ended September 30, 2000.

Net loss.
---------

     Net losses were $249,835 during three months ended September 30, 2001 compared to $1,138,146 during the three months ended September 30, 2000. The reduced loss in 2001 was primarily due to the factors described above.


Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

     Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during 2002 were approximately $107,000 per month higher than the monthly average revenue for 2001. The principal uses of liquidity are payments for labor, material and expenses, debt and lease obligations, federal payroll withholding taxes (arrearage consisting of the third and fourth quarters of 2000, and the second, third and fourth quarters of 2001, in the aggregate amount of approximately $358,000, for which we have submitted a payment plan proposal to the Internal Revenue Service) to carry out our regulated medical waste management services. The UTMB Facility did not operate for much of 2001 and 2002, causing increased transportation costs and alternative regulated medical waste processing costs and resulting in the continuation of significant operating losses and cash flow deficiencies.

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

Going concern
-------------

     The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $1,069,668 and $1,759,425 for the nine months ended September 30, 2001 and 2000, respectively, which losses have continued. Additionally, the Company has significant deficits in both working capital and stockholders' equity at September 30, 2001. Further, although current with its payroll taxes for the year 2002, EMSI has a substantial payroll tax obligation for the nine months ended September 30, 2001, which continues to accrue interest.

History of negative cash flow
-----------------------------

     Historically, shareholders of the Company have funded cash flow deficits. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's Common Stock, approximately $857,273, $731,767, and $634,164 during the years ended December 31, 2000, 2001, and the three months ended March 31, 2002, respectively. Our largest shareholder loaned the Company $55,000 in 2001. Also, our President has advanced funds for working capital to us from time to time totaling $262,721 through December 31, 2001, and an additional $110,000 during the three months ended March 31, 2002. There is no assurance that such private placement funding and loans and advances will continue to satisfy our cash needs.

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

Outstanding liabilities
-----------------------

     We have outstanding liabilities and debt of approximately $3,801,000 at September 30, 2001. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

Litigation by a bonding company
-------------------------------

     As discussed above, we, along with certain of our officers and directors, were named as defendants in a lawsuit in North Carolina in 1998. The judgment has been satisfied, but a bonding company has filed a lawsuit against us claiming damages of $254,708, plus interest and attorneys fees as indemnification for the payments made to plaintiffs in connection with a bond posted on behalf of us. We have responded alleging, among other things, accord and satisfaction and believe that by seizing the shares of our Common Stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have a valid claim against us. However, there can be no assurance that we will prevail, and if we lose the lawsuit, it will significantly reduce cash available for continuing operations.


Discussion of Liquidity

September 30, 2001 Compared to December 31, 2000

     At September 30, 2001, our working capital deficit was $(2,883,237) compared to a working capital deficit of $(2,790,871) at December 31, 2000. The increase in working capital deficit was primarily due to an increase in accounts receivable and prepaid insurance and a decrease in accounts payable IMCO resulting from converting that payable into our Common Stock offset by a reduction in cash and supplies inventory, classifying the note payable to stockholder as a current liability and an increase in accrued liabilities.

September 30, 2001 Compared to September 30, 2000

Net Cash.
---------
     Net cash used in operating activities was $(598,689) during the nine months ended September 30, 2001 compared to $(187,142) during the nine months ended September 30, 2000. The greater use of cash reflects a decreased net loss offset by reduced non cash expenses related to depreciation, debt extinguishment loss and debt conversion expense, increases in accounts receivable and prepaid expenses offset by increases in accounts payable and accrued liabilities and our bank overdraft.

     Net cash used in investing activities during the nine months ended September 30, 2001, was $21,680 attributable to property additions compared to $4,716 during the nine months ended September 30, 2000.

     Net cash provided by financing activities was $364,304 during the nine months ended September 30, 2001, compared to $480,121 during the nine months ended September 30, 2000. Proceeds from the sale of Common Stock were lower by $78,187, offset partially by an increase in a note payable to a stockholder of $55,000. Payments on long-term obligations increased in 2001 to $77,594 from $61,475 during the nine months ended September 30, 2000. Contributing to the decrease in 2001 were payments to LBCG of $50,000 toward the administrative costs of a proposed offering of high yield bonds and equity securities.

     The net cash decrease during the nine months ended September 30, 2001 was $256,065 compared to an increase of $288,263 during the nine months ended September 30, 2000, and is comprised of the items discussed above.

Other Liquidity Matters

     At September 30, 2001, our long-term obligations were $519,044, including bank debt of $420,584, and installment notes of $98,460. On July 31, 2000, we exchanged a note payable to our single largest shareholder for 1,850,000 shares of our Common Stock. In connection with this exchange a new note in the amount of $116,667 was issued for the interest that had accrued until the date of conversion. The note was increased in July 2001 by an additional loan from the shareholder. The note, due July 31, 2002, bears interest at 10% per annum and is collaterized by certain future royalties, if any, from the sale of the EnviroClean(R) Systems and the related patented technology and by all other tangible and intangible assets of the Company.

     Of our aggregate bank debt at September 30, 2001, $290,579 is secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate, plus 0.5% as published in the Wall Street Journal. The note is payable in minimum monthly installments of principal and interest totaling $3,467, matures in July 2011, and is guaranteed by Mr. Matthew Fleeger, our President and Chief Executive Officer.

     As of September 30, 2001, we also owed $130,005 to another bank, which debt is collaterized by the EnviroClean(R) System located at the Garland Facility. The note bears interest at a rate of 10% per annum, is payable in monthly installments of principal and interest totaling $4,315 through July 2004, and is guaranteed by Mr. Fleeger.

     Although at present we are current on our bank note payments, we have in the past occasionally been in arrears on both of the bank notes and in default on certain other matters. To date, the banks have not exercised their rights of recourse, or sought other remedies against us. We do not believe that the banks will demand payment in full due to the past instances of default. However, out of an abundance of caution, we have classified the entire amount payable to the banks as a current liability in the September 30, 2001 and December 31, 2000 balance sheets.

     We are also obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006, and are payable in monthly installments of approximately $2,798. The notes are collateralized by the equipment acquired therewith.

     We have two series of convertible debentures outstanding totaling $60,135 at September 30, 2001 and December 31, 2000. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2001 or 2000.

Material Commitments For Capital Expenditures

     We have recently reached an agreement in principle concerning leases with a major leasing company for the replacement of certain transportation equipment, and the addition of two other trucks. We do not expect the monthly outlay for the new vehicles, including the lease costs and the fixed maintenance expenses, to exceed comparable costs we have been incurring during 2001. The lease terms are expected to be in the range of 72 to 84 months.

Other Matters

     During most of the months of January through May 2001, all of December 2001 and most of January 2002, the waste incineration facility at UTMB in Galveston, Texas was not functioning. As a result, we were required to discontinue incineration activities at the facility while appropriate repairs were being performed. UTMB restored functionality as of May 31, 2001 and February 8, 2002. In the intervening period, we made arrangements for waste disposal with alternative vendors. Such alternative waste disposal operations and the related transportation expenses have resulted in significant additional costs to EMSI during these periods.

     On June 15, 2001, we entered into an agreement with IMCO pursuant to which IMCO agreed to convert a debt owed by us to IMCO in the amount of approximately $600,000 into approximately 480,000 shares of our Common Stock. We converted that payable to IMCO into our common shares in June 2001. In addition, IMCO agreed that with respect to any EnviroClean(R) Systems sold by IMCO to the Kingdom of Saudi Arabia, we will receive a set fee of $25,000 per unit sold. Pursuant to the agreement with IMCO, the economic effect will be that we will not receive any fees in cash unless the fees due us on Units sold by IMCO exceeds approximately $900,000.

     On May 31, 2001, the Board of Directors authorized three officers and shareholders to convert accrued salaries and loans, at their option, into shares of common stock at the rate of $0.75 per share. In September 2001, our president converted loans, totaling $108,971, into 145,295 shares of the Company's common stock. Since the conversion rate is less than the market value for the common stock, the Company recorded an extraordinary loss from the extinguishment of debt of $36,324 during the nine months ended September 30, 2001.

     We also adjusted in May 2001 the conversion rate at which our largest shareholder is able to exchange his note payable from the Company into our Common Stock from a per share price of $1.50 to $1.25 and pledged as additional collateral on the note all of the tangible and intangible assets of the Company. In connection with such adjustment, we charged additional debt conversion expense of $19,500 in the second quarter of 2001. Our largest shareholder loaned the Company an additional $55,000 since May 2001.

     On May 1, 2001, our Board of Directors approved, in principal, effective January 1, 2001, an employment agreement between the Company and its Chief Executive Officer and President. The agreement has not yet been reduced to a written contract. The material terms of the agreement include: (i) a five-year term; (ii) minimum annual compensation of $180,000, with a yearly cost of living increase of 6%, or an amount equal to the highest-paid employee as a result of any acquisition; (iii) that the employee will remain Chief Executive Officer and President; (iv) that a severance package will include the compensation of any remaining term of the agreement; (v) an annual stock or cash bonus based upon EBITDA formula to be developed and approved by LBCG and/or the Company's Board of Directors; (vi) a bonus for the year 2000 of 125,000 shares of Common Stock, and the option to convert any loans made by him and/or accrued compensation at a price of $.75 per share; and (vii) a formal written agreement will be prepared by our counsel.

     On May 1, 2001, our Board of Directors approved, in principal, effective January 1, 2001, an employment agreement between the Company and its Chief Financial Officer. The agreement has not yet been reduced to a written contract. The material terms of the agreement include: (i) a five-year term; (ii) minimum annual compensation of $96,000, with a yearly cost of living increase of 6%, or an amount equal to the highest-paid financial employee as a result of any acquisition; (iii) that the employee will remain the Chief Financial Officer,
(iv) that a severance package will include the compensation of any remaining term of the agreement; (v) an annual stock or cash bonus based upon EBITDA formula to be developed and approved by LBCG and/or the Company's Board of Directors; (vi) a bonus for the year 2000 of 30,000 shares of Common Stock, and the option to convert his accrued compensation at a price of $.75 per share; and
(vii) a formal written agreement will be prepared by our counsel.


     On May 2, 2001, our shareholders improved the increase in authorized preferred shares to 100,000,000. In addition, our shareholders authorized our board of directors to determine, in its sole discretion, the advisability of a reverse split of the Common Stock originally authorized in 1999 and to rescind it if necessary.

     On October 30, 2001, the financing agreement between us and LBCG expired. Although LBCG has presented a proposal for a new financing agreement, we have not yet agreed to that proposal and there is no firm commitment or guarantee by LBCG to provide financing.

     At the end of January 2002, the amount of payroll tax deficiency to the Internal Revenue Service was approximately $350,000. No plan of payment has been negotiated with the Internal Revenue Service, although we are currently in the process of submitting an Offer in Compromise to settle the matter.

          Part II - Other Information

     Item 1.      Legal Proceedings

                  No change from previous filing

     Item 2.      Changes in Securities

During the nine months ended September 30, 2001, we issued 370,727 shares of Common Stock for a total of $463,409. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

     Item 3.      Defaults upon Senior Securities

                  None.

     Item 4.      Submission of Matters to a Vote of Security Holders

                  None.

     Item 5.      Other Information

                  None.

     Item 6.      Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MEDSOLUTIONS, INC.


Dated:  May 15, 2002                By:  /S/  Matthew H. Fleeger
                                         ---------------------------------------
                                              Matthew H. Fleeger, President and
                                              Chief Executive Officer

Dated:  May 15, 2002                By:  /S/  Sam Hicks
                                         ---------------------------------------
                                              Sam Hicks, Senior Vice President,
                                              Chief Financial Officer and
                                              Principal Accounting Officer