Form 10QSB
period 2002-03-31
MEDSOLUTIONS INC
filed 2002-05-15
CIK 1144870

As filed with the Securities and Exchange Commission on May 15, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended: March 31, 2002
                      -------------------------------------

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


                          Part I--FINANCIAL INFORMATION

Item 1. Financial Statements

                               MEDSOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                    At December 31,      At March 31,
                                                                        2001                2002
                                                                    ---------------    ---------------
                                                                                         (Unaudited)

Current Assets:
  Cash                                                              $          --      $       285,565
  Accounts receivable - trade, net                                          831,945            780,066
  Prepaid expenses and other current assets                                 101,661             51,527
  Supplies                                                                   34,147             36,544
                                                                    ---------------    ---------------
      Total Current Assets                                                  967,753          1,153,702

Property and equipment - at cost, net of accumulated
  depreciation                                                              699,026            686,492

Permits, net of accumulated amortization                                     23,153             31,950
Other                                                                         3,014             28,116
                                                                    ---------------    ---------------
      Total Assets                                                  $     1,692,946    $     1,900,260
                                                                    ===============    ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                                    $       145,500    $          --
  Convertible debentures                                                     40,135             40,135
  Current maturities of long-term obligations                               425,911            409,825
  Accounts payable                                                        1,157,537            985,007
  Accrued liabilities                                                     1,668,432          1,647,724
  Notes payable - stockholder                                               171,667            171,667
  Advances from stockholder                                                   1,346             24,682
                                                                    ---------------    ---------------
      Total Current Liabilities                                           3,610,528          3,279,040

Long-term obligations, less current maturities                               69,363             63,869
                                                                    ---------------    ---------------
      Total Liabilities                                                   3,679,891          3,342,909
                                                                    ---------------    ---------------
Commitments, Contingencies and Other Matters


Stockholders' Deficiency:
 Common stock (par value $.001) - authorized 100,000,000
    shares; 15,001,973 and 15,702,504 shares issued at December
   31, 2001 and March 31, 2002, respectively                                 15,002             15,702
 MSI Preferred stock (par value $.001) - authorized 100,000,000
    Shares                                                                     --                 --
Additional paid-in capital                                               18,454,014         19,202,778
Accumulated deficit                                                     (20,437,961)       (20,643,129)
Treasury stock, at cost - 12,200 shares of common stock                     (18,000)           (18,000)
                                                                    ---------------    ---------------
    Total Stockholders' Deficiency                                       (1,986,945)        (1,442,649)
                                                                    ---------------    ---------------
    Total Liabilities and Stockholders' Deficiency                  $     1,692,946    $     1,900,260
                                                                    ===============    ===============

                 See Notes to Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Three Months Ended
                                                       March 31,
                                              ----------------------------
                                                  2001            2002
                                              ------------    ------------
                                                      (Unaudited)

Revenues:
  Sales                                       $    886,899    $  1,208,592
                                              ------------    ------------

Cost, Expenses and Other Income:
 Cost of sales                                     866,276         910,747
 General and administrative
 expenses                                          222,068         431,123
 Depreciation and amortization                      46,239          27,787
 Debt conversion expense                               --           28,300
 Interest expense                                    37,381         23,979
 Other income                                          --           (8,176)
                                               ------------    ------------
                                                 1,171,964       1,413,760
                                              ------------    ------------
Net Loss                                      $   (285,065)   $   (205,168)
                                              ============    ============
Basic and diluted net loss per common share   $       (.02)   $       (.01)
                                              ============    ============
Weighted average common shares
  used in basic and diluted loss
  per share                                     13,331,989       5,377,097
                                              ============    ============


                 See Notes to Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002




                                                        MSI Common Stock
                                                    -----------------------
                                                      Shares       Amount
                                                    ----------   ----------

 Three Months Ended March 31, 2002: (Unaudited)
 ---------------------------------

Balance - December 31, 2001                        15,001,973   $   15,002
MSI common stock sold for cash                        587,331          587
MSI common stock exchanged to cancel stockholder
  loan                                                113,200          113
Debt conversion expense                                  --           --
MSI common stock to be exchanged for accounts
  payable                                                --           --
Net loss                                                 --           --
                                                   ----------   ----------
Balance - March 31, 2002                           15,702,504   $   15,702
                                                   ==========   ==========

       See notes to consolidated financial statements.


                               MEDSOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002




                                                         Additional
                                                           Paid-in      Accumulated      Treasury
                                                           Capital        Deficit          Stock          Total
                                                        ------------   ------------    ------------    ------------


Three Months Ended March 31, 2002: (Unaudited)
---------------------------------

Balance - December 31, 2001                             $ 18,454,014   $(20,437,961)   $    (18,000)   $ (1,986,945)
MSI common stock sold for cash                               633,577           --              --           634,164
MSI common stock exchanged to cancel stockholder
  loan                                                        84,787           --              --            84,900
Debt conversion expense                                       28,300           --            28,300
MSI common stock to be exchanged for accounts payable          2,100           --              --             2,100
Net loss                                                        --         (205,168)           --          (205,168)
                                                        ------------   ------------    ------------    ------------
Balance - March 31, 2002                                $ 19,202,778   $(20,643,129)   $    (18,000)   $ (1,442,649)
                                                        ============   ============    ============    ============


See notes to consolidated financial statements.

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  For the Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                     2001             2002
                                                  ---------        ---------
                                                          (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $(285,065)       $(205,168)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                  46,239           27,787
      Debt conversion expense                          --             28,300
      Stock issued for services                        --              2,100
      Accounts receivable                          (126,465)          51,879
      Supplies                                       31,123           (2,397)
      Prepaid expenses and other current assets      25,660           25,032
      Accounts payable and accrued liabilities      (43,831)        (192,766)
      Bank overdraft                                 43,047         (145,500)
      Advances from stockholder                        --            108,237
                                                  ---------        ---------
      NET CASH USED IN OPERATING ACTIVITIES        (309,292)        (302,496)
                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                (1,636)         (15,725)
  Increase in other non-current assets                 --             (8,797)
                                                  ---------        ---------
      NET CASH (USED IN) PROVIDED BY INVESTING
        ACTIVITIES                                   (1,636)         (24,522)
                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                163,840          634,164
  Payments on other long-term obligations           (25,254)         (21,581)
  Deferred offering costs                           (25,000)            --
                                                  ---------        ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES     113,586          612,583
                                                  ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (197,342)         285,565

CASH AND CASH EQUIVALENTS - BEGINNING               256,065             --
                                                  ---------        ---------
CASH AND CASH EQUIVALENTS - END                   $  58,723        $ 285,565
                                                  =========        =========

See notes to consolidated financial statements.

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                         2001           2002
                                                    -----------    -----------

                                                           (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                     $    14,539    $    17,298
                                                    ===========    ===========
  Income taxes paid                                 $      --      $      --
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  INFORMATION:

    Stock issued in connection with loans and
      accounts payable                              $      --      $    84,900
                                                    ===========    ===========

                               MEDSOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   Basis of Presentation

MedSolutions, Inc. (MSI) was incorporated in Tezas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc. (EMSI), collects, transports and disposes of regulated medical waste in north and south Texas.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 16, 2002, for the year ended December 31, 2001.

Note 3.   Going concern

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses. Additionally, the Company has significant deficits in both working capital and stockholders' equity. Further, as noted previously, the Company is delinquent in paying its payroll taxes to the IRS. These factors, raise substantial doubt about the Company's ability to continue as a going concern.

Historically, stockholders of the Company have funded cash flow deficits. However, the stockholders are under no specific funding obligation.

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

Note 4.   Loss Per Share of Common Stock

Basic net loss per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Common stock equivalents, consisting of options and convertible securities discussed below were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Note 5.   Earnings Per Share

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                 At March 31,
                                                      2002
                                                 -----------

Convertible accrued salaries                         608,654
Convertible debentures and unpaid interest            44,909
Note payable to stockholder and accrued interest     156,189
Shares issuable to employees under stock bonus       259,500
                                                 -----------
        Total                                      1,069,252
                                                 ===========

Note 6.   Payroll Tax Delinquency

The Company is current in paying its payroll taxes for 2002 but was delinquent in paying its payroll taxes for the third and fourth quarters of 2000 and the second, third and fourth quarters of 2001. The total amount of the delinquency at March 31, 2002 was approximately $358,000, including estimated penalties and interest. The Company has submitted a payment plan proposal to the Internal Revenue Service (IRS). Unless a payment plan can be negotiated with the IRS regarding these arrearages, or if the amount continues to increase, a lien could be placed against the Company's assets, or the Company could be sued or face a judgment.

Note 7.   Litigation

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 8.   Business Disruption

     During most of the month of January 2002, the waste incineration facility at UTMB in Galveston, Texas was not functioning. As a result, the Company was required to discontinue incineration activities at the facility while appropriate repairs were being made. UTMB restored proper functionality of the incinerator as of February 8, 2002. The UTMB facility currently requires extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. The UTMB facility was shut down commencing April 15, 2002 to effect the foregoing renovations and improvements so that the facility will be able to comply with the New Source Performance Standards. The Company expects the facility will be out of service for at least 180 days. The Company submitted an application to the TNRCC to allow it to install an alternative regulated medical waste treatment operation at its Garland plant. The Company recently received Temporary Authorization from the TNRCC permitting it to process its regulated medical waste using the autoclave method of treatment. The Company has signed a Letter of Intent with a company to install an autoclave treatment system at its Garland facility and to process its regulated medical waste on a fixed price-per-pound basis.


Note 9.  Accrued liabilities


  Accrued liabilities consist of the following:

                          December 31,  March 31,
                          -----------   -----------
                               2001           2002
                          -----------   -----------

Salaries                  $   428,844   $   491,930
Payroll and other taxes       394,951       445,378
Interest                       60,859        67,540
Incineration expenses         334,527       257,338
Insurance                      35,831          --
Litigation provision          320,000       320,000
Miscellaneous                  93,420        65,538
                          -----------   -----------
                          $ 1,668,432   $ 1,647,724
                          ===========   ===========


Note 10. Related Party Transactions

Related party payables at December 31, 2001 and March 31, 2002 to stockholders and officers amounted to $594,842 and $651,727 of which $421,892 and $480,060 are included in accrued liabilities, respectiveley.

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                    March 31,    March 31,
                      2201         2002

Interest expense    $   2,917    $  4,292



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

     Our  revenues  were  $1,208,592  for the three  months ended March 31, 2002
(unaudited). We derive our revenues from services to two principal types of customers: (i) long-term care facilities, outpatient clinics, medical and dental offices, municipal entities and other smaller-quantity generators of regulated medical waste ("secondary waste generators"); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("primary waste generators"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with "secondary waste generators" customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other
"primary waste generators" customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of March
31, 2002, we served approximately 800 customers.

Three Months Ended March 31, 2001 and 2002 (unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                       2001            2002
                                                                 ------------    ------------

Revenues                                                         $    886,899    $  1,208,592

Cost of revenues                                                      866,276         910,747
                                                                 ------------    ------------

Gross profit                                                           20,623         297,845

Selling, general and administrative expenses                          222,068         431,123
                                                                 ------------    ------------

Loss from operations                                                 (201,445)       (133,278)
Depreciation and amortization                                          46,239          27,787
Interest expense                                                       37,381          23,979
Debt conversion expense                                                  --            28,300
Other income                                                             --            (8,176)
                                                                 ------------    ------------
Net loss                                                         $   (285,065)   $   (205,168)
                                                                 ============    ============

Basic and diluted net loss per common share                      $      (0.02)   $      (0.01)
                                                                 ============    ============

Weighted  average common shares used in basic and diluted loss
per share                                                          13,331,989      15,377,097
                                                                 ------------    ------------


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Revenues. Our revenues increased $321,693, or 36.3% to $1,208,592 during the three months ended March 31, 2002 from $886,899 during the three months ended March 31, 2001. The increase in revenue from 2001 was due to increased volume of medical waste processed.

     Cost of Revenues. Our cost of revenues increased $44,471 or 5.1% to $910,747 during the three months ended March 31, 2002 from $866,276 during the three months ended March 31, 2001. The increase was primarily due to higher container costs resulting from increased volume of waste processed and higher transportation and waste disposal costs related to UTMB incinerator downtime.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $209,055, or 94.1% to $431,123 during the three months ended March 31, 2002 from $222,068 during the three months ended March 31, 2001. The increase was attributable principally to higher payroll and payroll-related expenses and legal, accounting and consulting fees. Our office rental expenses were reduced in 2001 by subleasing a portion of our corporate offices. Our sublease was terminated on September 30, 2001. Substantially all of the parent company salaries in 2001 and 2000 were accrued but not paid. The increase was attributable to an approximately equal increase in EMSI selling, general and administrative expenses and the expenses of the parent company.

     Depreciation and Amortization. Depreciation and amortization declined by $18,452 or 39.9% to $27,787 during the three months ended March 31, 2002 from $46,239 during the three months ended March 31, 2001. The decrease was due primarily to reduced depreciation expense related to several EMSI assets that became fully depreciated during 2001.

     Interest expense. Our interest expense decreased $13,402, or 35.9% to $23,979 during the three months ended March 31, 2002 from $37,381 during the three months ended March 31, 2001. Interest expense declined in EMSI and in the parent company during the period as a result of modest debt reductions. In 2001 we charged interest for $7,000 on pending litigation that was settled in the fourth quarter of 2001.

     Debt conversion expense. We allowed our president to convert his advances receivable into our Common Stock at a conversion rate of $0.75 per share. In connection with such conversion, we charged $28,300 to debt conversion expense in the first quarter of 2002. There was no comparable charge in 2001.


     Net loss. Net losses were $205,168 during the three months ended March 31, 2002 compared to $285,065 during the three months ended March 31, 2001. The reduced loss in 2002 was primarily due to the factors described above.

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

Going concern
-------------

     The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $1,907,861 and $2,473,923 for the years ended December 31, 2001 and 2000, respectively, which losses have continued into the first quarter of 2002. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2001 and March 31, 2002. Further, although current with its payroll taxes for the year 2002, EMSI has a substantial payroll tax obligation for the years ended December 31, 2001 and 2000, which continues to accrue interest.

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

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of approximately $3,342,909 at March 31, 2002. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

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


Discussion of Liquidity

March 31, 2002 Compared to December 31, 2001

     At March 31, 2002, our working capital deficit was $2,125,338 compared to a working capital deficit of $2,642,775 at December 31, 2001. The decrease in working capital deficit was primarily due to an increase in cash offset by a slight reduction in accounts receivable and prepaid insurance and a decrease in our bank overdraft and accounts payable.

March 31, 2002 Compared to March 31, 2001

Net Cash. Net cash used in operating activities was $302,496 during the three months ended March 31, 2002 compared to $309,292 during the three months ended March 31, 2001. The comparable use of cash reflects a reduced net loss offset by slightly higher non cash expenses related to depreciation and debt conversion expense, a decrease in accounts receivable and prepaid expenses and receipt of advances from our president, offset by significant reductions in accounts payable and accrued liabilities and our bank overdraft.

     Net cash used in investing activities during the three months ended March 31, 2002, was $24,522 attributable to property additions and permit costs compared to modest expenditures during the three months ended March 31, 2001.

     Net cash provided by financing activities were significantly higher at $612,583 during the three months ended March 31, 2002, compared to $113,586 during the three months ended March 31, 2001. Proceeds from the sale of Common Stock were higher by $470,324. Payments on long-term obligations decreased in 2002 to $21,581 from $25,254 during the three months ended March 31, 2001. Contributing to the decrease in 2001 were payments to LBCG of $25,000 toward the administrative costs of a proposed offering of high yield bonds and equity securities.

     The net cash increase during the three months ended March 31, 2002 was $285,565 compared to an decrease of $197,342 during the three months ended March 31, 2001, and is comprised of the items discussed above.

Other Liquidity Matters

     At March 31, 2002, our long-term obligations were $473,694, including bank debt of $386,726, and installment notes of $86,968. On July 31, 2000, we exchanged a note payable to our single largest shareholder for 1,850,000 shares of our Common Stock. In connection with this exchange a new note in the amount of $116,667 was issued for the interest that had accrued until the date of conversion. The note was increased in July 2001 by an additional loan of $55,000 from the shareholder. The note, due July 31, 2002, bears interest at 10% per annum and is collaterized by certain future royalties, if any, from the sale of the EnviroClean(R) Systems and the related patented technology and by all other tangible and intangible assets of the Company.

     Of our aggregate bank debt at March 31, 2002, $280,152 is secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate, plus 0.5% as published in the Wall Street Journal. The note is payable in minimum monthly installments of principal and interest totaling $3,467, matures in July 2011, and is guaranteed by Mr. Matthew Fleeger, our President and Chief Executive Officer.

     As of March 31, 2002, we also owed $106,574 to another bank, which debt is collaterized by the EnviroClean(R) System located at the Garland Facility. The note bears interest at a rate of 10% per annum, is payable in monthly installments of principal and interest totaling $4,315 through July 2004, and is guaranteed by Mr. Fleeger.

     Although at present we are current on our bank note payments, we have in the past occasionally been in arrears on both of the bank notes and in default on certain other matters. To date, the banks have not exercised their rights of recourse, or sought other remedies against us. We do not believe that the banks will demand payment in full due to the past instances of default. However, out of an abundance of caution, we have classified the entire amount payable to the banks as a current liability in the March 31, 2002 balance sheet.

     We are also obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006, and are payable in monthly installments of approximately $2,798. The notes are collateralized by the equipment acquired therewith.

     We have two series of convertible debentures outstanding totaling $40,135 at March 31, 2002, and December 31, 2001. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2002 or 2001.

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

Other Matters

     During most of the month of January 2002, the UTMB Facility was not functioning. As a result, we were required to discontinue incineration activities at the facility while appropriate repairs were being performed. UTMB restored functionality as of February 8, 2002. The UTMB incinerator currently requires extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. It is expected that we will be unable to incinerate waste at the UTMB Facility commencing April 15, 2002, in order that the foregoing modifications and improvements can be made and the incinerator will be able to comply with the New Source Performance Standards that take effect in September 2002. We expect the incinerator to be out of service for a minimum of 180 days. We submitted an application to the TNRCC to allow us to install an alternative state-approved technology at our Garland Facility. In order to allow for uninterrupted processing of medical waste, we have recently received Temporary Authorization from the TNRCC permitting us to process our regulated medical waste using the autoclave method of treatment for a period of six months. We have signed a letter of intent with a company to install an autoclave treatment system at our Garland Facility and to process our regulated medical waste, on a subcontract basis, for a fixed price-per-pound.

     In February 2002, we received $525,000 from an existing shareholder to purchase 500,000 shares of our Common Stock. Our Board of Directors approved the sale of the shares.

Part II - Other Information

     Item 1.      Legal Proceedings

                  No change from previous filing

     Item 2.      Changes in Securities

     During the nine months ended March 31, 20021, we issued 370,727 shares of Common Stock for a total of $463,409. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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


                                            MEDSOLUTIONS, INC.


Dated:  May 15, 2002                By: /S/  Matthew H. Fleeger
                                        ---------------------------------
                                        Matthew H. Fleeger, President and
                                        Chief Executive Officer

Dated:  May 15, 2002                By: /S/  Sam Hicks
                                        --------------------------------
                                        Sam Hicks, Senior Vice President,
                                        Chief Financial Officer and
                                        Principal Accounting Officer