Form 10QSB/A
period 2002-03-31
MEDSOLUTIONS INC
filed 2002-06-10
CIK 1144870

As filed with the Securities and Exchange Commission on May 15, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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
                                                                    ===============    ===============

                 See Notes to Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Three Months Ended
                                                       March 31,
                                              ----------------------------
                                                  2001            2002
                                              ------------    ------------
                                                      (Unaudited)

Revenues:
  Sales                                       $    886,899    $  1,208,592
                                              ------------    ------------

Cost, Expenses and Other Income:
 Cost of sales                                     866,276         910,747
 General and administrative
 expenses                                          222,068         431,123
 Depreciation and amortization                      46,239          27,787
 Debt conversion expense                               --           28,300
 Interest expense                                    37,381         23,979
 Other income                                          --           (8,176)
                                               ------------    ------------
                                                 1,171,964       1,413,760
                                              ------------    ------------
Net Loss                                      $   (285,065)   $   (205,168)
                                              ============    ============
Basic and diluted net loss per common share   $       (.02)   $       (.01)
                                              ============    ============
Weighted average common shares
  used in basic and diluted loss
  per share                                     13,331,989      15,377,097
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


                               MEDSOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002




                                                         Additional
                                                           Paid-in      Accumulated      Treasury
                                                           Capital        Deficit          Stock          Total
                                                        ------------   ------------    ------------    ------------


Three Months Ended March 31, 2002: (Unaudited)
---------------------------------

Balance - December 31, 2001                             $ 18,454,014   $(20,437,961)   $    (18,000)   $ (1,986,945)
MSI common stock sold for cash                               633,577           --              --           634,164
MSI common stock exchanged to cancel stockholder
  loan                                                        84,787           --              --            84,900
Debt conversion expense                                       28,300           --              --            28,300
MSI common stock to be exchanged for accounts payable          2,100           --              --             2,100
Net loss                                                        --         (205,168)           --          (205,168)
                                                        ------------   ------------    ------------    ------------
Balance - March 31, 2002                                $ 19,202,778   $(20,643,129)   $    (18,000)   $ (1,442,649)
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


                                            MEDSOLUTIONS, INC.


Dated:  June 6, 2002                By: /S/  Matthew H. Fleeger
                                        ---------------------------------
                                        Matthew H. Fleeger, President and
                                        Chief Executive Officer

Dated:  June 6, 2002                By: /S/  Sam Hicks
                                        --------------------------------
                                        Sam Hicks, Senior Vice President,
                                        Chief Financial Officer and
                                        Principal Accounting Officer