Form 10QSB
period 2002-06-30
MEDSOLUTIONS INC
filed 2002-08-19
CIK 1144870

--------------------------------------------------------------------------------

     As filed with the Securities and Exchange Commission on August 19, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended: June 30, 2002

                         Commission file number: 0-32995

                               MEDSOLUTIONS, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                          75-2531556
           -------------------------------       -------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock on July 31, 2002: 15,742,514.


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                   At December 31,      At June 30,
                                                                           2001               2002
                                                                   ---------------    ---------------
                                                                       Restated         (Unaudited)

Current Assets:
  Cash                                                             $          --      $        84,274
  Accounts receivable - trade, net                                         831,945            818,992
  Prepaid expenses and other current assets                                101,661              4,306
  Supplies                                                                  34,147             21,682
                                                                   ---------------    ---------------
      Total Current Assets                                                 967,753            929,254

Property and equipment - at cost, net of accumulated
  depreciation                                                             699,026            710,319

Permits, net of accumulated amortization                                    23,153             34,306
Other                                                                        3,014              7,245
                                                                   ---------------    ---------------
      Total Assets                                                 $     1,692,946    $     1,681,124
                                                                   ===============    ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                                   $       145,500    $          --
  Convertible debentures                                                    40,135             40,135
  Current maturities of long-term obligations                              425,911            389,205
  Accounts payable                                                       1,157,537            939,177
  Accrued liabilities                                                    2,287,432          2,255,980
  Notes payable - stockholder                                              171,667            171,667
  Advances from stockholder                                                  1,346              5,000
                                                                   ---------------    ---------------
      Total Current Liabilities                                          4,229,528          3,801,164

Long-term obligations, less current maturities                              69,363             59,545
                                                                   ---------------    ---------------
      Total Liabilities                                                  4,298,891          3,860,709
                                                                   ---------------    ---------------
Commitments, Contingencies and Other Matters


Stockholders' Deficiency:
  Common stock (par value $.001) - authorized 100,000,000
    shares; 15,001,973 and 15,742,514 shares issued at December
    31, 2001 and June 30, 2002, respectively                                15,002             15,743
  MSI Preferred stock (par value $.001) - authorized 100,000,000
    shares                                                                    --                 --
 Additional paid-in capital                                             18,454,014         19,224,337
 Accumulated deficit                                                   (21,056,961)       (21,401,665)
 Treasury stock, at cost - 12,200 shares of common stock                   (18,000)           (18,000)
                                                                   ---------------    ---------------
     Total Stockholders' Deficiency                                     (2,605,945)        (2,179,585)
                                                                   ---------------    ---------------
     Total Liabilities and Stockholders' Deficiency                $     1,692,946    $     1,681,124
                                                                   ===============    ===============

                 See Notes to Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Six Months Ended       For the Three Months Ended
                                              June 30,                        June 30,
                                    ----------------------------    ----------------------------
                                         2001            2002            2001            2002
                                    ------------    ------------    ------------    ------------
                                      Restated                        Restated
                                             (Unaudited)                     (Unaudited)

Revenues:
  Sales                             $  1,871,757    $  2,521,570    $    984,858    $  1,312,978
                                    ------------    ------------    ------------    ------------

Cost, Expenses and Other Income:
  Cost of sales                        1,943,077       1,864,055       1,076,801         953,308
  General and administrative
    expenses                             557,042         889,090         334,974         457,967
  Depreciation and amortization           82,191          57,259          35,952          29,472
  Debt conversion expense                 19,500          28,300          19,500            --
  Interest expense                        85,998          61,080          41,117          29,601
  Other income                              --           (33,510)           --           (25,334)
                                    ------------    ------------    ------------    ------------
                                       2,687,808       2,866,274       1,508,344       1,445,014
                                    ------------    ------------    ------------    ------------
Loss before extraordinary item          (816,051)       (344,704)       (523,486)       (132,036)

Extraordinary item - loss from
  extinguishment of debt, net of
  income tax benefit of $-0-             (18,781)           --           (18,781)           --
                                    ------------    ------------    ------------    ------------
Net Loss                            $   (834,832)   $   (344,704)   $    542,267)   $   (132,036)
                                    ============    ============    ============    ============

Basic and diluted loss per common
  share:
    Before extraordinary item       $       (.06)   $       (.02)   $       (.04)   $       (.01)
    Extraordinary item                      (.00)           --              (.00)           --
                                    ------------    ------------    ------------    ------------
      Net Loss                      $       (.06)   $       (.02)   $       (.04)   $       (.01)
                                    ============    ============    ============    ============
Weighted average common shares
  used in basic and diluted loss
  per share                           13,435,589      15,543,090      13,539,189      15,709,082
                                    ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002




                                                             MSI Common Stock
                                                         -----------------------
                                                           Shares       Amount
                                                         ----------   ----------





 Six Months Ended June 30, 2002: (Unaudited)
 ---------------------------------

Balance - December 31, 2001  Restated                   15,001,973   $   15,002
MSI common stock sold for cash                             588,591          589
MSI common stock exchanged to cancel stockholder
  loan                                                     113,200          113
Debt conversion expense                                       --           --
MSI common stock issued for interest                        18,750           19
MSI common stock exchanged for accounts
  payable                                                   20,000           20
Net loss                                                      --           --
                                                        ----------   ----------
Balance - June 30, 2002                                 15,742,514   $   15,743
                                                        ==========   ==========




                 See notes to consolidated financial statements


                               MEDSOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                    Additional
                                                     Paid-in        Accumulated      Treasury
                                                     Capital          Deficit          Stock           Total
                                                   ------------    ------------    ------------    ------------

Six Months Ended June 30, 2002: (Unaudited)
---------------------------------

Balance - December 31, 2001  Restated              $ 18,454,014    $(21,056,961)   $    (18,000)   $ (2,605,945)
MSI common stock sold for cash                          635,175            --              --           635,764
MSI common stock exchanged to cancel stockholder
  loan                                                   84,787            --              --            84,900
Debt conversion expense                                  28,300            --              --            28,300
MSI common stock issued for interest                        (19)           --              --              --
MSI common stock exchanged for accounts
  payable                                                22,080            --              --            22,100
Net loss                                                   --          (344,704)           --          (344,704)
                                                   ------------    ------------    ------------    ------------
Balance - June 30, 2002                            $ 19,224,337    $(21,401,665)   $    (18,000)   $ (2,179,585)
                                                   ============    ============    ============    ============









                See notes to consolidated financial statements.

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       For the Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2001           2002
                                                       ---------      ---------
                                                       Restated
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:


  Net loss                                             $(834,832)     $(344,704)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       82,191         57,259
      Debt conversion expense                             19,500         28,300
      Loss from extinguishment of debt                    18,781           --
      Stock issued for services                             --            2,100
      Accounts receivable                               (107,082)        12,953
      Supplies                                            49,149         12,465
      Prepaid expenses and other current assets           36,774         93,124
      Accounts payable and accrued liabilities           201,738       (229,339)
      Bank overdraft                                     111,272       (145,500)
      Advances from stockholder                           19,836         88,554
                                                       ---------      ---------
      NET CASH USED IN OPERATING ACTIVITIES             (402,673)      (424,788)
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (9,567)       (69,025)
  Increase in other non-current assets                      --          (11,153)
                                                       ---------      ---------
      NET CASH USED IN INVESTING
        ACTIVITIES                                        (9,567)       (80,178)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                     250,362        635,764
  Payments on other long-term obligations                (24,187)       (46,524)
  Deferred offering costs                                (70,000)          --
                                                       ---------      ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          156,175        589,240
                                                       ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                           (256,065)        84,274

CASH AND CASH EQUIVALENTS - BEGINNING                    256,065           --
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS - END                        $    --        $  84,274
                                                       =========      =========

                See notes to consolidated financial statements.

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                         2001           2002
                                                    ------------   ------------
                                                      Restated
                                                            (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                     $     46,185   $     33,727
                                                    ============   ============
  Income taxes paid                                 $       --     $       --
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  INFORMATION:

    Stock issued in connection with loans and
      accounts payable                              $    595,085   $    104,900
                                                    ============   ============

                               MEDSOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. (MSI) was incorporated in Texas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc. (EMSI), collects, transports and disposes of regulated medical waste in north and south Texas.

NOTE  2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 16, 2002, for the year ended December 31, 2001, to be amended in the near future for the restatement mentioned in Note 4 below.

NOTE  3.  Going Concern

As indicated by the accompanying unaudited consolidated financial statements, the Company incurred consolidated net losses. Additionally, the Company has significant deficits in both working capital and stockholders' equity. Further, as noted previously, the Company is delinquent in paying its payroll taxes for the third and fourth quarters of 2000 and the second, third and fourth quarters of 2001 to the IRS. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, stockholders of the Company have funded cash flow deficits. However, the stockholders are under no specific funding obligation.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will be able to continue as a going concern. Accordingly, the unaudited consolidated financial statements do not include any adjustments relative to the recoverability and classification of assets, or the amounts and classification of liabilities that might be necessary in the event the Company is unable to continue operations.

NOTE  4.  Restatement

In response to certain comments raised by the Securities and Exchange Commission with respect to the Company's originally filed registration statement and amendments thereto, the Company has elected to restate certain of the financial information appearing in the accompanying consolidated financial statements for the year ended December 31, 2001. Accordingly, the accompanying consolidated financial statements have been restated to reduce previously recorded amounts of other income of $70,000 and $245,000 for the years ended December 31, 2001 and 1999, respectively; to increase the litigation provision expense by $230,000 related to a lawsuit for the year ended December 31, 2000; and to record additional interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000, respectively, related to such litigation provision expense. (See Note 8 entitled Litigation)

NOTE  5.  Loss Per Share of Common Stock

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

NOTE  6.  Earnings Per Share

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                         At June 30,
                                                             2002
                                                         -----------

      Convertible accrued salaries                           652,644
      Convertible debentures and unpaid interest              45,804
      Note payable to stockholder and accrued interest       159,622
      Shares issuable to employees under stock bonus         259,500
                                                         -----------
              Total                                        1,117,570
                                                         ===========

NOTE  7.  Payroll Tax Delinquency

The Company is current in paying its payroll taxes for 2002 but was delinquent in paying its payroll taxes for the third and fourth quarters of 2000 and the second, third and fourth quarters of 2001. The total amount of the delinquency at June 30, 2002 was approximately $345,000, including estimated penalties and interest. The Company has submitted a payment plan proposal to the Internal Revenue Service (IRS) and has commenced making payments to reduce the Trust Fund portion. In June 2002 the IRS filed a federal tax lien against the Garland plant real property. We continue to negotiate with the IRS regarding these arrearages. If the amount increases, further action could be taken against the Company's assets, or the Company could be sued or face a judgment.

NOTE  8.  Litigation

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2001. However, the Company has reevaluated the status of the lawsuit filed by the State of Texas and has retroactively increased the litigation provision expense by $230,000, which was charged to expense in the fourth quarter of the year ended December 31, 2000, and has recorded an accrual for prejudgment interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000, respectively, and $15,000 in each of the six-month periods ended June 30, 2002 and 2001.

NOTE  9.  Business Disruption

During most of the month of January 2002, the waste incineration facility at UTMB in Galveston, Texas was not functioning. As a result, the Company was required to discontinue incineration activities at the facility while appropriate repairs were being made. UTMB restored proper functionality of the incinerator as of February 8, 2002. The UTMB facility is currently undergoing extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. The UTMB facility was shut down commencing April 15, 2002 to effect the foregoing renovations and improvements so that the facility will be able to comply with the New Source Performance Standards mandated by the Environmental Protection Agency (EPA). The Company expects the facility will be out of service for a minimum of 180 days.


The Company submitted an application to the TNRCC to allow it to install an alternative regulated medical waste treatment operation at its Garland plant. On March 19, 2002, the Company received Temporary Authorization from the TNRCC permitting it to process its regulated medical waste using the autoclave method of treatment. The Company has approved a proposed capital expenditure budget of approximately $450,000 to install an autoclave treatment system and related equipment at its Garland facility to process its own regulated medical waste. The autoclave is expected to be operational in August 2002.

NOTE  10.  Accrued Liabilities


  Accrued liabilities consist of the following:

                                    December 31,     June 30,
                                    ------------   ------------
                                        2001           2002
                                      Restated
                                    ------------   ------------

          Salaries                  $    428,844   $    506,823
          Payroll and other taxes        394,951        435,822
          Interest                       134,859        162,212
          Incineration expenses          334,527        208,810
          Insurance                       35,831           --
          Litigation provision           550,000        550,000
          Miscellaneous                  408,420        392,313
                                    ------------   ------------
                                    $  2,287,432   $  2,255,980
                                    ============   ============



NOTE 11.  Related Party Transactions

Related party payables at December 31, 2001 and June 30, 2002 to stockholders and officers amounted to $594,842 and $694,011, of which $421,829 and $517,344 are included in accrued liabilities, respectively.

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                     June 30,        June 30,

                                       2001           2002
                                     --------       --------
           Interest expense          $  5,833       $  8,583


           Fees                         5,750          2,000



NOTE 12.  Commitments and Contingencies

During June 2002 the Company entered into agreements with three vendors for the purchase of an autoclave, a boiler and construction of related infrastructure improvements, respectively, at its Garland facility totaling approximately $375,000. The Company expects to fund the capital commitments through a Common Stock Unit Offering beginning July 15, 2002, of up to ten units at $60,000 per unit to existing stockholders of the Company. Each unit will consist of 40,000 shares of the Company's common stock at $1.50 per share. The Company will pay into a trust fund one-half cent per pound of waste processed at the Garland facility for a period of two years with a guaranteed volume of 800,000 pounds per month, which fund will be distributed to the participants in the offering at the rate of one-tenth per unit of the trust.

In April 2002 we executed lease agreements with a major leasing company for the replacement of certain transportation equipment, and the addition of two other trucks. We do not expect the monthly outlay for the new vehicles (approximately $1,500 per month), including the lease costs and the fixed maintenance expenses, to exceed comparable costs we have been incurring during the past year. The lease terms range from 72 months for five of the trucks to 84 months for the remaining two and will commence upon delivery of the trucks expected in August, 2002.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's
Consolidated Financial Statements and related Footnotes.

Forward-Looking Statements.

Management's  discussion  and  analysis of  financial  condition  and results of
operations  and  other   sections  of  this  Report   contain   "forward-looking
statements"  within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E of  the  Securities  Exchange  Act  of  1934.  We  intend  for  the forward-looking  statements  to be covered  by the safe  harbor  provisions  for forward-looking  statements  in these  sections.  All  statements  regarding the
Company's  expected  financial  position,   business  and  financing  plans  are
forward-looking  statements.  Such forward-looking  statements are identified by use  of  forward-looking  words  such  as  "anticipates,"  "believes,"  "plans,"
"estimates," "expects," and "intends" or words or phrases of similar expression.
These forward-looking  statements are subject to various assumptions,  risks and uncertainties,  including but not limited to,  changes in political and economic conditions,  demand for the  Company's  products,  acceptance  of new  products, technology  developments affecting the Company's products and to those discussed
in  the  Company's   filings  with  the  Securities  and  Exchange   Commission.
Accordingly,  actual results could differ materially from those  contemplated by the forward-looking statements.

Background

         We were incorporated in November 1993. We provide regulated medical waste management services, including collection, transportation and disposal services to our customers.

         Our  revenues  were  $2,521,570  for the six months ended June 30, 2002
(unaudited). We derive our revenues from services to two principal types of customers: (i) long-term care facilities, outpatient clinics, medical and dental offices, municipal entities and other smaller-quantity generators of regulated medical waste ("secondary waste generators"); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("primary waste generators"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with "secondary waste generators" customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other
"primary waste generators" customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of June
30, 2002, we served approximately 800 customers.

         The financial information presented for the six months and three months ended June 30, 2001 has been restated as discussed in Footnote 4 of the Notes to Consolidated Financial Statements included herein. The restatement affects amounts recorded as interest expense related to pending litigation during 2001 and significantly affects certain accruals for pending litigation and other matters dating back to 1999.

Six Months and Three Months Ended June 30, 2001 and 2002 (unaudited)

                                                    Six Months Ended               Three Months Ended
                                                         June 30,                        June 30,
                                                 Restated                        Restated
                                               ------------                    ------------
                                                    2001            2002            2001            2002
                                               ------------    ------------    ------------    ------------
Revenues                                       $  1,871,757    $  2,521,570    $    984,858    $  1,312,978

Cost of revenues                                  1,943,077       1,864,055       1,076,801         953,308
                                               ------------    ------------    ------------    ------------

Gross profit                                        (71,320)        657,515         (91,943)        359,670

Selling, general and administrative
expenses                                            557,042         889,090         334,974         457,967
                                               ------------    ------------    ------------    ------------

Loss from operations                               (628,362)       (231,575)       (426,917)        (98,297)

Depreciation and amortization                        82,191          57,259          35,952          29,472
Interest expense                                     85,998          61,080          41,117          29,601
Debt conversion expense                              19,500          28,300          19,500            --
Other income                                           --           (33,510)           --           (25,334)
                                               ------------    ------------    ------------    ------------

Loss before extraordinary item                     (816,051)       (344,704)       (523,486)       (132,036)




Extraordinary item - loss from
  extinguishment of debt, net of
  income tax benefit of $-0-                        (18,781)           --           (18,781)           --
                                               ------------    ------------    ------------    ------------

Net loss                                       $   (834,832)   $   (344,704)   $   (542,267)   $   (132,036)
                                               ------------    ------------    ------------    ------------

Basic and diluted net loss per common share:
  Before extraordinary item                    $      (0.06)   $      (0.02)   $       0.04)   $      (0.01)
  Extraordinary item                                  (0.00)          (0.00)          (0.00)          (0.00)
                                               ------------    ------------    ------------    ------------

  Net loss                                     $      (0.06)   $      (0.02)   $      (0.04)   $      (0.01)
                                               ============    ============    ============    ============

Weighted  average  common  shares used
in basic and diluted loss per share              13,435,589      15,543,090      13,539,189      15,709,082
                                               ------------    ------------    ------------    ------------

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Revenues. Our revenues increased $649,813, or 34.7% to $2,521,570 during the six months ended June 30, 2002 from $1,871,757 during the six months ended June 30, 2001. The increase in revenue from 2001 was due to increased volume of medical waste processed.

         Cost of Revenues. Our cost of revenues decreased $79,022 or 4.1% to $1,864,055 during the six months ended June 30, 2002 from $1,943,077 during the six months ended June 30, 2001. The decrease was primarily due to lower operating costs at the UTMB incineration facility following its shutdown in mid April 2002 offset by higher container costs resulting from increased volume of waste processed.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $332,048, or 59.6% to $889,090 during the six months ended June 30, 2002 from $557,042 during the six months ended June 30, 2001. The increase was attributable principally to higher payroll and payroll-related expenses and legal, accounting and consulting fees. Our office rental expenses were reduced in 2001 by subleasing a portion of our corporate offices. Our sublease was terminated on September 30, 2001. Substantially all of the parent company salaries in 2002 and 2001 were accrued but not paid. The increase was attributable to an approximately equal increase in EMSI selling, general and administrative expenses and the expenses of the parent company.

         Depreciation and Amortization. Depreciation and amortization declined by $24,932 or 30.3% to $57,259 during the six months ended June 30, 2002 from $82,191 during the six months ended June 30, 2001. The decrease was due primarily to reduced depreciation expense related to several EMSI assets that became fully depreciated during 2001.

         Interest expense. Our interest expense decreased $24,918, or 29.0% to $61,080 during the six months ended June 30, 2002 from $85,998 during the six months ended June 30, 2001. Interest expense declined in EMSI and in the parent company during the period as a result of modest debt reductions. In 2002 we charged interest expense for $15,000 in connection with pending litigation with the State of Texas, whereas in 2001 we charged interest for $25,810 in connection with pending litigation.

         Debt conversion expense. We allowed our president to convert his advances receivable into our Common Stock at a conversion rate of $0.75 per share. In connection with such conversion, we charged $28,300 to debt conversion expense in the first quarter of 2002. The comparable charge in 2001 amounted to $19,500.

         Net loss. Net losses were $344,704 during the six months ended June 30, 2002 compared to a loss of $834,832 during the six months ended June 30, 2001. The reduced loss in 2002 was primarily due to the factors described above.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Revenues. Our revenues increased $328,120, or 33.3% to $1,312,978 during the three months ended June 30, 2002 from $984,858 during the three months ended June 30, 2001. The increase in revenue from 2001 was due primarily to increased volume of medical waste processed and slightly higher disposal fees charged to UTMB because of incinerator downtime.

         Cost of Revenues. Our cost of revenues decreased $123,493 or 11.5% to $953,308 during the three months ended June 30, 2002 from $1,076,801 during the three months ended June 30, 2001. The decrease was primarily due to lower transportation and in-house treatment and disposal costs offset by higher third-party disposal costs related to UTMB incinerator downtime. Container costs were essentially flat during the period.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $122,993, or 36.7% to $457,967 during the three months ended June 30, 2002 from $334,974 during the three months ended June 30, 2001. The increase was attributable principally to higher payroll and payroll-related expenses and legal, accounting and consulting fees. Our office rental expenses were reduced in 2001 by subleasing a portion of our corporate offices. Our sublease was terminated on September 30, 2001. Substantially all of the parent company salaries in 2002 and 2001 were accrued but not paid. The increase was attributable to an approximately equal increase in EMSI selling, general and administrative expenses and the expenses of the parent company.

         Depreciation and Amortization. Depreciation and amortization declined by $6,480 or 18.0% to $29,472 during the three months ended June 30, 2002 from $35,952 during the three months ended June 30, 2001. The decrease was due primarily to reduced depreciation expense related to several EMSI assets that became fully depreciated during 2001.

         Interest expense. Our interest expense decreased $11,516, or 28.0% to $29,601 during the three months ended June 30, 2002 from $41,117 during the three months ended June 30, 2001. Interest expense declined in EMSI and in the parent company during the period as a result of modest debt reductions. In 2002 and 2001 we charged interest for $7,500 and $11,310, respectively, on pending litigation.

         Debt conversion expense. We amended the note agreement in May 2001 with our largest shareholder, permitting him to convert, at his option, his note payable from the Company into our Common Stock at $1.25 per share instead of the original $1.50 per share. In connection with such amendment, we charged an additional $19,500 to debt conversion expense in the second quarter of 2001. There were no comparable charges in the second quarter of 2002.

         Net loss. Net losses were $132,036 during the three months ended June 30, 2002 compared to $542,267 during the three months ended June 30, 2001. The reduced loss in 2002 was primarily due to the factors described above.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during 2002 were approximately $108,000 per month higher than the monthly average revenue for 2001. The principal uses of liquidity are payments for labor, material and expenses, debt and lease obligations, federal payroll withholding taxes (arrearage consisting of the third and fourth quarters of 2000, and the second, third and fourth quarters of 2001, in the aggregate amount of approximately $345,000, for which we have submitted a payment plan proposal to the Internal Revenue Service) to carry out our regulated medical waste management services. The UTMB Facility did not operate for much of 2001 and 2002, causing increased transportation costs and alternative regulated medical waste processing costs and resulting in the continuation of significant operating losses and cash flow deficiencies.

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

Going concern
-------------

         The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the Company's annual consolidated financial statements, the Company incurred restated consolidated net losses of $2,007,861 and $2,747,923 for the years ended December 31, 2001 and 2000, respectively, which losses have continued into the first and second quarters of 2002. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2001 and June 30, 2002. Further, although current with its payroll taxes for the year 2002, EMSI has a substantial payroll tax obligation for the years ended December 31, 2001 and 2000.

History of negative cash flow
-----------------------------

         Historically, shareholders of the Company have funded cash flow deficits. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing and a proposed capital expenditure program at the Company's Garland facility, the Company has received, from private placements of the Company's Common Stock, approximately $857,273, $731,767, and $635,765 during the years ended December 31, 2000, 2001, and the six months ended June 30, 2002, respectively. Our largest shareholder loaned the Company $55,000 in 2001. Also, our President has advanced funds for working capital to us from time to time totaling $262,721 through December 31, 2001, and an additional $110,000 during the six months ended June 30, 2002. There is no assurance that such private placement funding and loans and advances will continue to satisfy our cash needs.

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

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of $3,860,709 at June 30, 2002. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

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

Litigation by the State of Texas
--------------------------------

         The Company is named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claims that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. The Company has answered and has denied all of the plaintiff's allegations. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $290,000. Accordingly, an accrual of $290,000 was reflected in the accompanying December 31, 2001 and 2000 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000 and $44,000 in the years ended December 31, 2001 and 2000, respectively, and $15,000 in each of the six-month periods ended June 30, 2002 and 2001. There can be no assurance as to the outcome of this litigation, and if the Company loses the lawsuit, it will significantly reduce cash available for continuing operations.


Discussion of Liquidity

June 30, 2002 Compared to December 31, 2001

         At June 30, 2002, our working capital deficit was $2,871,910 compared to a working capital deficit of $3,261,775 at December 31, 2001. The decrease in working capital deficit was primarily due to an increase in cash offset by reductions in accounts receivable and prepaid insurance and decreases in our bank overdraft and accounts payable.

June 30, 2002 Compared to June 30, 2001

         Net Cash. Net cash used in operating activities was $424,788 during the six months ended June 30, 2002 compared to $402,673 during the six months ended June 30, 2001. The comparable use of cash reflects a reduced net loss offset by slightly lower non cash expenses related to depreciation and debt conversion expense, a decrease in accounts receivable, supplies and prepaid expenses and receipt of advances from our president, offset by significant reductions in accounts payable and accrued liabilities and our bank overdraft.

         Net cash used in investing activities during the six months ended June 30, 2002, was $80,178 attributable to property additions and permit costs compared to modest expenditures during the six months ended June 30, 2001.

         Net cash provided by financing activities were significantly higher at $589,240 during the six months ended June 30, 2002, compared to $156,175 during the six months ended June 30, 2001. Proceeds from the sale of Common Stock were higher by $385,402. Payments on long-term obligations increased in 2002 to $46,524 from $24,187 during the six months ended June 30, 2001. Contributing to the decrease in 2001 were payments to LBCG of $50,000 toward the administrative costs of a proposed offering of high yield bonds and equity securities and other deferrable costs of $20,000.

         The net cash increase during the six months ended June 30, 2002 was $84,274 compared to a decrease of $256,065 during the six months ended June 30, 2001, and is comprised of the items discussed above.

Other Liquidity Matters

         At June 30, 2002, our long-term obligations were $448,750, including bank debt of $367,511, and installment notes of $81,239. On July 31, 2000, we exchanged a note payable to our single largest shareholder for 1,850,000 shares of our Common Stock. In connection with this exchange a new note in the amount of $116,667 was issued for the interest that had accrued until the date of conversion. The note was increased in July 2001 by an additional loan of $55,000 from the shareholder. The note, due July 31, 2002, bears interest at 10% per annum and is collaterized by certain future royalties, if any, from the sale of the EnviroClean(R) Systems and the related patented technology and by all other tangible and intangible assets of the Company.

         Of our aggregate bank debt at June 30, 2002, $274,795 is secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate, plus 0.5% as published in the Wall Street Journal. The note is payable in minimum monthly installments of principal and interest totaling $3,186, matures in July 2011, and is guaranteed by Mr. Matthew Fleeger, our President and Chief Executive Officer.

         As of June 30, 2002, we also owed $92,716 to another bank, which debt is collaterized by the EnviroClean(R) System located at the Garland Facility. The note bears interest at a rate of 10% per annum, is payable in monthly installments of principal and interest totaling $4,315 through July 2004, and is guaranteed by Mr. Fleeger.

         Although at present we are current on our bank note payments, we have in the past occasionally been in arrears on both of the bank notes and in default on certain other matters. To date, the banks have not exercised their rights of recourse, or sought other remedies against us. We do not believe that the banks will demand payment in full due to the past instances of default. However, we have classified the entire amount payable to the banks as a current liability in the December 31, 2001 and June 30, 2002, balance sheets since the banks have the right to demand payment in full.

         We are also obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006, and are payable in monthly installments of approximately $2,798. The notes are collateralized by the equipment acquired therewith.

         We have two series of convertible debentures outstanding totaling $40,135 at June 30, 2002 and December 31, 2001. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2002 or 2001.

Material Commitments For Capital Expenditures

         In April 2002 we executed lease agreements with a major leasing company for the replacement of certain transportation equipment, and the addition of two other trucks. We do not expect the monthly outlay for the new vehicles
(approximately $1,500 per month), including the lease costs and the fixed maintenance expenses, to exceed comparable costs we have been incurring during the past year. The lease terms range from 72 months for five of the trucks to 84 months for the remaining two and will commence upon delivery of the trucks expected in August 2002.

         The Company submitted an application to the TNRCC to allow it to install alternative regulated medical waste treatment equipment at its Garland plant. On March 19, 2002, the Company received Temporary Authorization from the TNRCC permitting it to process its regulated medical waste using the autoclave method of treatment. The Company has approved a proposed capital expenditure budget of approximately $450,000 to install an autoclave treatment system and related equipment at its Garland facility to process its own regulated medical waste. The autoclave is expected to be operational in August 2002.

         During June 2002 the Company entered into agreements with three vendors for the purchase of an autoclave, a boiler and construction of related infrastructure improvements, respectively, at its Garland facility totaling approximately $375,000. The Company expects to fund the capital commitments through a Common Stock Unit Offering beginning July 15, 2002, of up to ten units at $60,000 per unit to existing stockholders of the Company. Each unit will consist of 40,000 shares of the Company's common stock at $1.50 per share. The Company will pay into a trust fund one-half cent per pound of waste processed at the Garland facility for a period of two years with a guaranteed volume of 800,000 pounds per month, which fund will be distributed to the participants in the offering at the rate of one-tenth per unit of the trust.

Other Matters

         During much of January 2002, the UTMB Facility was not functioning. As a result, we were required to discontinue incineration activities at the facility while appropriate repairs were being performed. UTMB restored functionality as of February 8, 2002. On April 15, 2002, UTMB began extensive modifications and improvements to the incinerator in order to maintain compliance with certain federal and state regulatory requirements and to comply with the New Source Performance Standards mandated by the EPA that take effect in September 2002 . We have been unable to incinerate waste at the UTMB Facility since April 15, 2002. We expect the incinerator to be out of service for a minimum of 180 days. We submitted an application to the TNRCC to allow us to install an alternative state-approved technology at our Garland Facility. In order to allow for uninterrupted processing of medical waste, we received on March 19, 2002, Temporary Authorization from the TNRCC permitting us to process our regulated medical waste using the autoclave method of treatment for a period of six months. We have installed an autoclave and associated equipment in our Garland plant and expect to begin treating and disposing of our regulated medical waste in the month of August. We have also submitted an application to the TNRCC for an additional 180-day extension of the Temporary Authorization. In February 2002, we received $525,000 from an existing shareholder to purchase 500,000 shares of our Common Stock. Our Board of Directors approved the sale of the shares.

Part II - Other Information

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2001. However, the Company has reevaluated the status of the lawsuit filed by the State of Texas and has retroactively increased the litigation provision expense by $230,000, which was charged to expense in the fourth quarter of the year ended December 31, 2000, and has recorded an accrual for prejudgment interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000, respectively, and $15,000 in each of the six-month periods ended June 30, 2002 and 2001.

No change from previous filing

Item 2. Changes in Securities

During the six months ended June 30, 2002,  we issued  587,331  shares of Common
Stock for a total of $634,164. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  --------

         3.1 Articles of Incorporation of the Company, filed with the Secretary of Sate of the State of Texas on November 12, 1993 (filed as Exhibit 3.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.2 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on January 10, 1994 (filed as Exhibit 3.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.3 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on January 31, 1996 (filed as Exhibit 3.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.4 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on November 12, 1996 (filed as Exhibit 3.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.5 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on December 23, 1999 (filed as Exhibit 3.5 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.6 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on June 27, 2001 (filed as Exhibit 3.6 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.7      Bylaws,  as amended,  of the Company  (filed as Exhibit 3.7 to
                  the  Company's   Form  10-SB  filed  on  July  16,  2001,  and
                  incorporated herein by reference).

         4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         4.2 Form of Subscription Agreement (filed as Exhibit 4.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         4.3 Stock Purchase Option, dated January 15, 1997, between the Company and Gary S. Krall (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).(*)

         10.1 Firm Commitment Agreement, dated October 31, 2000, between Lilly Beter Capital Group, Ltd. and the Company (filed as
                  Exhibit 10.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.2 Loan Conversion and Common Stock Agreement between Mark M. Altenau, M.D. and the Company, dated July 31, 2000 (filed as
                  Exhibit 10.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.3 Contractor Services Agreement effective May 28, 1995, as amended, between the Company and The University of Texas Medical Branch at Galveston (filed as Exhibit 10.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.4 Memorandum of Agreement, dated June 15, 2001, between the Company and Intercontinental Manufacturing Company (filed as
                  Exhibit 10.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.5     Exclusive  Medical  Waste Service  Agreement,  dated March 21,
                  2002,  between  EnviroClean  Management  Services,   Inc.  and
                  Christus Spohn Health System.+ **

         10.6 Medical Waste Transportation and Disposal Agreement, dated March 1, 2001, between EnviroClean Management Services, Inc., and Trinity Mother Frances Regional Health Center (filed as
                  Exhibit 10.6 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).+

         10.7 Amended and Restated Promissory Note dated July 31, 2001 by the Company to Mark M. Altenau, M.D. for $171,666.67 (filed as
                  Exhibit 10.7 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.8 Amended and Restated Loan Conversion and Common Stock Agreement between Mark M. Altenau, M.D. and the Company, dated July 31, 2001 (filed as Exhibit 10.8 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.9 Amendment 4 to the Contractor Services Agreement between the Company and University of Texas Medical Branch at Galveston (Exhibit 10.9) (filed as Exhibit 10.9 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.10 LBCG Financing Proposal (filed as Exhibit 10.10 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.11 Purchase Agreement for the purchase of an autoclave for the Company's Garland facility between EnviroClean Management Services, Inc. and BondTech, Inc.**

         99.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

         99.2     Certification of Chief Financial Officer of MedSolutions, Inc.
                  Pursuant to 18 U.S.C. Section 1350.**
--------------------
         (*)      Denotes  a  management   contract  or  compensatory   plan  or
                  arrangement.
         (+)      Confidential  treatment was requested  with respect to certain
                  portions  of  this  exhibit.   Omitted   portions  were  filed
                  separately with the SEC at the time the exhibit was filed.
         (**)     Filed herewith.

         (b)      Reports on Form 8-K.
                  -------------------

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MEDSOLUTIONS, INC.


Dated:  August 16, 2002            By: /S/  Matthew H. Fleeger
                                      ------------------------------------------
                                      Matthew H. Fleeger, President and
                                      Chief Executive Officer

Dated:  August 16, 2002            By: /S/  Sam Hicks
                                      ------------------------------------------
                                      Sam Hicks, Senior Vice President, Chief
                                      Financial Officer and Principal Accounting
                                      Officer

                                INDEX TO EXHIBITS

   EXHIBIT
     NO.          DESCRIPTION
--------------------------------

         3.1 Articles of Incorporation of the Company, filed with the Secretary of Sate of the State of Texas on November 12, 1993 (filed as Exhibit 3.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.2 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on January 10, 1994 (filed as Exhibit 3.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.3 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on January 31, 1996 (filed as Exhibit 3.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.4 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on November 12, 1996 (filed as Exhibit 3.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.5 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on December 23, 1999 (filed as Exhibit 3.5 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.6 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on June 27, 2001 (filed as Exhibit 3.6 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         3.7      Bylaws,  as amended,  of the Company  (filed as Exhibit 3.7 to
                  the  Company's   Form  10-SB  filed  on  July  16,  2001,  and
                  incorporated herein by reference).

         4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         4.2 Form of Subscription Agreement (filed as Exhibit 4.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         4.3 Stock Purchase Option, dated January 15, 1997, between the Company and Gary S. Krall (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).(*)

         10.1 Firm Commitment Agreement, dated October 31, 2000, between Lilly Beter Capital Group, Ltd. and the Company (filed as
                  Exhibit 10.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.2 Loan Conversion and Common Stock Agreement between Mark M. Altenau, M.D. and the Company, dated July 31, 2000 (filed as
                  Exhibit 10.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.3 Contractor Services Agreement effective May 28, 1995, as amended, between the Company and The University of Texas Medical Branch at Galveston (filed as Exhibit 10.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.4 Memorandum of Agreement, dated June 15, 2001, between the Company and Intercontinental Manufacturing Company (filed as
                  Exhibit 10.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.5     Exclusive  Medical  Waste Service  Agreement,  dated March 21,
                  2002,  between  EnviroClean  Management  Services,   Inc.  and
                  Christus Spohn Health System.+ **

         10.6 Medical Waste Transportation and Disposal Agreement, dated March 1, 2001, between EnviroClean Management Services, Inc., and Trinity Mother Frances Regional Health Center (filed as
                  Exhibit 10.6 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).+

         10.7 Amended and Restated Promissory Note dated July 31, 2001 by the Company to Mark M. Altenau, M.D. for $171,666.67 (filed as
                  Exhibit 10.7 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.8 Amended and Restated Loan Conversion and Common Stock Agreement between Mark M. Altenau, M.D. and the Company, dated July 31, 2001 (filed as Exhibit 10.8 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.9 Amendment 4 to the Contractor Services Agreement between the Company and University of Texas Medical Branch at Galveston (Exhibit 10.9) (filed as Exhibit 10.9 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.10 LBCG Financing Proposal (filed as Exhibit 10.10 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.11 Purchase Agreement for the purchase of an autoclave for the Company's Garland facility between EnviroClean Management Services, Inc. and BondTech, Inc.**

         99.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

         99.2     Certification of Chief Financial Officer of MedSolutions, Inc.
                  Pursuant to 18 U.S.C. Section 1350.**
--------------------
         (*)      Denotes  a  management   contract  or  compensatory   plan  or
                  arrangement.
         (+)      Confidential  treatment was requested  with respect to certain
                  portions  of  this  exhibit.   Omitted   portions  were  filed
                  separately with the SEC at the time the exhibit was filed.
         (**)     Filed herewith.