Form 10KSB/A
period 2001-12-31
MEDSOLUTIONS INC
filed 2002-09-17
CIK 1144870

As filed with the Securities and Exchange Commission on September 17, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
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

3.       Legal Proceedings...................................................14

4.       Submission of Matters to a Vote of Security Holders ................14

                                     PART II

5.       Market For Common Equity and Related Stockholder Matters............15

6.       Management's Discussion and Analysis or Plan of Operation...........16

7.       Financial Statements................................................22

8.       Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.................................22

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act...................23

10.      Executive Compensation .............................................25

11.      Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..........................27

12.      Certain Relationships and Related Transactions......................29

13.      Exhibits and Reports on Form 8-K....................................30

Signatures...................................................................32

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

MedSolutions, Inc., in response to certain comments raised by the Securities and Exchange Commission with respect to the Company's originally filed registration statement and amendments thereto, has elected to restate certain of the financial information appearing in the Form 10-KSB originally filed on April 15, 2002 (the "Original Filing"). This amendment to MedSolutions, Inc's. Annual Report on Form 10-KSB for the year ended December 31, 2001, amends and restates those items of the Original Filing and the accompanying consolidated financial statements to reduce previously recorded amounts of other income of $70,000 and $245,000 for the years ended December 31, 2001 and 1999, respectively; to increase the litigation provision expense by $230,000 related to a lawsuit for the year ended December 31, 2000; and to record additional interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000, respectively, related to such litigation provision expense. (See Note 14 entitled Commitments and Contingencies--Litigation)

The effect of the restatements was to increase previously reported net losses by $100,000 and $274,000 and to increase per share losses by $0.00 and $0.02 for the years ended December 31, 2001 and 2000, respectively.

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

As of December 31, 2001, we employed 46 persons, 45 of which were full-time employees. We maintain our principal offices at 12750 Merit Drive, Park Central VII, Suite 770, Dallas, Texas 75251. Our websites are located at http://www.medsolutions.net and http://www.enviroclean.com.

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

     We are a named defendant in a lawsuit in the District Court of the 126th Judicial District in Travis County, Texas, commenced by the State of Texas on November 20, 2000. The lawsuit claims that we breached a contract award under the Texas Smart Jobs Program and violated its promises and obligations by failing to meet the requirements of the contract and seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. We have answered the suit and denied all material allegations. It is the opinion of the Company's attorneys that a range between $230,182 and $290,549, plus prejudgment interest at the rate of 10% per annum simple interest, plus attorney's fees is reasonable. The attorneys base their opinion primarily upon a Close-Out Worksheet that was prepared by the State of Texas, Department of Economic Development, and forwarded to the Company on July 12, 1999. While the Company cannot predict the outcome of any settlement, an accrual of $290,000 was reflected in the accompanying December 31, 2001 and 2000 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000 and $44,000 in the years ended December 31, 2001 and 2000, respectively.

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

     The financial information presented below for the years ended December 31, 2001 and 2000 has been restated as discussed in Footnote 3 to the Consolidated Financial Statements included separately herein.

Years Ended December 31, 2001 and 2000

                                                            Restated
                                                    Years Ended December 31,
                                                  ----------------------------
                                                       2001            2000
                                                  ------------    ------------
Revenues                                          $  4,046,061    $  2,900,914
Cost of revenues                                     3,788,566       2,731,095
                                                  ------------    ------------

Gross profit                                           257,495         169,819


Selling, general and administrative expenses         1,254,480         968,093
Compensatory element of stock bonuses                  250,000         250,000
                                                  ------------    ------------

Loss from operations                                (1,246,985)     (1,048,274)
Depreciation and amortization                          142,051         367,363
Interest expense                                       183,725         215,145
Deferred offering cost                                 326,688            --
Debt conversion expense                                 22,533            --
Litigation provision expense                              --           290,000
Other income                                            (1,694)        (22,859)
                                                  ------------    ------------
Loss before extraordinary item                      (1,920,288)     (1,897,923)

Extraordinary item-loss from extinguishments
of debt                                                 87,573         850,000
                                                  ------------    ------------

Net loss                                          $ (2,007,861)   $ (2,747,923)
                                                  ============    ============

Basic and diluted loss per common share:
         Before extraordinary item                $      (0.13)   $      (0.16)
         Extraordinary item                              (0.01)          (0.07)
                                                  ------------    ------------
         Net loss                                 $      (0.14)   $      (0.23)
                                                  ============    ============

Weighted  average  common  shares used in basic
and diluted loss per share                          13,911,278      11,697,371
                                                  ------------    ------------

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

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $286,387, or 29.6%, to $1,254,480 during 2001, from $968,093 in 2000. The increase was attributable principally to higher payroll and payroll-related expenses. Our office rental expenses were reduced by approximately $69,750 by subleasing a portion of our corporate offices. Our sublease was terminated on September 30, 2001. Substantially all of the parent company salaries in 2001 and 2000 were accrued but not paid.

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

     Interest expense. Our interest expense decreased $31,420, or 14.6%, to $183,725 during 2001, from $215,145 in 2000. Interest expense for EMSI increased $21,474 during the period. However, our interest expense at the parent company level declined by $38,894 as a result of our converting debentures and preferred stock during early 2000, and extinguishing a $1,000,000 note payable to a shareholder in July of 2000. These decreases were offset by approximately $18,750 charged to 2001 interest expense related to the guarantee of a letter of credit by our president and our largest shareholder, and by interest expense charges in 2001 and 2000 of $22,135 and $28,000, respectively, related to interest for a judgment against us arising from litigation and by interest expense charges in 2001 and 2000 of $30,000 and $44,000, respectively, related to prejudgment interest arising from the State of Texas litigation. (See Legal Proceedings.)

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

     Net loss. Net loss was $2,007,861 during 2001, compared to $2,747,923 in 2000. The reduced loss was primarily due to the factors described above.

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

Going concern
-------------

     The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $2,007,861 and $2,747,923 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2001 and 2000 and substantial liabilities for certain pending litigation (See Legal Proceedings.) Further, as noted previously, the Company has not made sales of the Enviroclean(R) System to customers other than affiliated entities during its existence and, although current with its payroll taxes for the year 2002, EMSI has a substantial payroll tax obligation for the years ended December 31, 2001 and 2000.

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

Discussion of Liquidity - Year 2001 Compared to 2000

     At December 31, 2001, our working capital deficit was $(3,261,775), compared to a working capital deficit of $(3,309,871) at December 31, 2000. The decrease in working capital deficit was primarily due to an increase in accounts receivable and prepaid insurance and a decrease in accounts payable to IMCO resulting from converting that payable into our Common Stock, offset by a reduction in cash, supplies inventory and classifying the notes payable to a shareholder as a current liability.

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

Charles Crochet - Director
--------------------------

     Mr. Crochet, a member of the Board of Directors of the Company since May 2, 2001, has served as a member of the Board of Directors, President and Chief Executive Officer of 3CI Complete Compliance Corporation, the third largest medical waste management company in the United States, from 1994 until 2000. Mr. Crochet has over 20 years management experience in the environmental sector. He founded, permitted, designed and implemented multiple collection and treatment operations throughout the southern United States for the safe disposal of regulated medical waste. Mr. Crochet graduated from the University of Louisiana with a degree in Business Management. He is a member of various organizations and holds several industry related certifications. Mr. Crochet resigned from the board of directors of the Company on May 20, 2002.

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


                           Summary Compensation Table
                               Annual Compensation
                               -------------------


                                                                     Other Annual        All other
Name and Principal Position      Year     Salary(1)     Bonus(2)     Compensation(3)   Compensation
----------------------------     ----     ---------    -----------   ---------------   ------------
Matthew H. Fleeger..........     2001     $180,000         --           $ 87,573(3)     $  5,534(4)
   Chairman of the Board,        2000     $120,000     $125,000             --          $  1,645(4)
President and Chief              1999     $120,000         --           $145,250(3)     $  4,936(4)
   Executive Officer

Sam Hicks...................     2001     $ 94,661         --               --              --
   Senior Vice President,        2000     $ 85,000     $ 30,000             --              --
   Director, Chief Financial     1999     $ 84,792         --           $ 18,750(3)
   Officer and Principal
   Accounting Officer

Beverly L. Fleeger..........     2001     $ 61,539         --               --          $  6,582(5)
   Vice President, Director,     2000     $ 55,000     $ 40,000             --          $  6,582(5)
   Secretary and Treasurer       1999     $ 55,000         --           $125,000(3)     $  5,805(5)
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

10.8              Amended  and  Restated  Loan   Conversion   and  Common  Stock
                  Agreement between Mark M. Altenau, M.D. and the Company, dated July 31, 2001(1)

10.9 Amendment 4 to the Contractor Services Agreement between the Company and University of Texas Medical Branch at Galveston (Exhibit 10.3).(1)

10.10             LBCG Financing Proposal(1)

99.1              Certification of Chief Executive Officer of MedSolutions, Inc.
                  Pursuant to 18 U.S.C. Section 1350.(4)

99.2              Certification of Chief Financial Officer of MedSolutions, Inc.
                  Pursuant to 18 U.S.C. Section 1350.(4)
----------
(1)  Previously filed
(2)  Denotes a management contract or compensatory plan or arrangement.
(3) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
(4)  Filed herewith.



         (b)      Reports on Form 8-K.
                  -------------------

                  None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MEDSOLUTIONS, INC.


Dated:  September 13, 2002            By:  /S/ Matthew H. Fleeger
                                          --------------------------------------
                                           Matthew H. Fleeger
                                           President and Chief Executive Officer


                                      MEDSOLUTIONS, INC.


Dated:  September 13, 2002            By:  /S/ Sam Hicks
                                          --------------------------------------
                                           Sam Hicks
                                           Chief Financial Officer and Principal
                                           Accounting Officer

                                 CERTIFICATIONS

I, Matthew H. Fleeger, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of MedSolutions, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



                                                      /s/  MATTHEW H. FLEEGER
                                                     ---------------------------
                                                     Matthew H. Fleeger
                                                     Chief Executive Officer
                                                     Date: September 13, 2002

I, Sam Hicks, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of MedSolutions, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




                                                      /s/  SAM HICKS
                                                     ---------------------------
                                                     Sam Hicks
                                                     Chief Financial Officer
                                                     Date: September 13, 2002

                               MEDSOLUTIONS, INC.
              (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

                             MEDSOLUTIONS, INC.
           (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                       ---------
PART I - FINANCIAL INFORMATION:


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-1


    CONSOLIDATED BALANCE SHEETS                                           F-2
      At December 31, 2001 and 2000


    CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-3
      For the Years Ended December 31, 2001 and 2000


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                F-4 - F-6
      For the Years Ended December 31, 2001 and 2000


    CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-7 - F-8
      For the Years Ended December 31, 2001 and 2000


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-9 - F-34

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Notes 2 and 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 14, the Company is a defendant in various lawsuits alleging breach of contract and other matters. It is not possible to predict at this time whether the ultimate settlements will exceed the amounts currently provided for by the Company.

As discussed in Note 3 to the consolidated financial statements entitled Restatement, the accompanying consolidated balance sheets at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended, have been restated.




                                                        GRASSI & CO., CPAs, P.C.

New York, New York
February 22, 2002, except as to Note 3 entitled
Restatement, as to which the date is August 10, 2002


                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------                                             Restated
                                                                                     At December 31,
                                                                              ----------------------------
                                                                                   2001            2000
                                                                              ------------    ------------
Current Assets:
  Cash                                                                        $       --      $    256,065
  Accounts receivable - trade, net                                                 831,945         359,877
  Other accounts receivable                                                           --            95,317
  Prepaid expenses and other current assets                                        101,661          77,146
  Supplies                                                                          34,147          71,677
                                                                              ------------    ------------
      Total Current Assets                                                         967,753         860,082

Property and equipment - at cost, net of accumulated
  depreciation                                                                     699,026         748,531
Permits, net of accumulated amortization                                            23,153          24,313
Deferred offering costs                                                               --           250,000
Other                                                                                3,014           3,014
                                                                              ------------    ------------
      Total Assets                                                            $  1,692,946    $  1,885,940
                                                                              ============    ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current Liabilities:
  Bank overdraft                                                              $    145,500    $     31,719
  Convertible debentures                                                            40,135          60,135
  Current maturities of long-term obligations                                      425,911         484,258
  Accounts payable                                                               1,157,537       1,102,353
  Accounts payable to IMCO                                                            --           495,085
  Accrued liabilities                                                            2,287,432       1,920,118
  Notes payable - stockholder                                                      171,667            --
  Advances from stockholder                                                          1,346          76,285
                                                                              ------------    ------------
      Total Current Liabilities                                                  4,229,528       4,169,953

Long-term obligations, less current maturities                                      69,363         212,380
Notes payable - stockholder                                                           --           116,667
                                                                              ------------    ------------
      Total Liabilities                                                          4,298,891       4,499,000
                                                                              ------------    ------------
Commitments, Contingencies and Other Matters
  (Notes 1, 2, 9, 13, 14 and 16)

Stockholders' Deficiency:
  Common stock (par value $.001) - 100,000,000 shares
    uthorized at December 31, 2001 and 2000; 15,001,973 shares issued and 14,989,773 shares outstanding at December 31,
    2001 and 13,294,026 shares issued and 13,281,826 shares
    outstanding at December 31, 2000                                                15,002          13,294
  MSI Preferred stock (par value $.001) - 100,000,000 and
    5,000,000 shares authorized at December 31, 2001 and 2000, respectively
      Preference on liquidation of $6.00 per share; -0- and
        2,177 shares outstanding at December 31, 2001 and
        2000, respectively                                                            --            13,065
      Preference on liquidation of $3.00 per share; -0- and
        1,334 shares outstanding at December 31, 2001 and
        2000, respectively                                                            --             4,002
   Additional paid-in capital                                                   18,454,014      16,423,679
   Accumulated deficit                                                         (21,056,961)    (19,049,100)
   Treasury stock, at cost - 12,200 shares at December 31, 2001
     and 2000                                                                      (18,000)        (18,000)
                                                                              ------------    ------------
        Total Stockholders' Deficiency                                          (2,605,945)     (2,613,060)
                                                                              ------------    ------------
        Total Liabilities and Stockholders' Deficiency                        $  1,692,946    $  1,885,940
                                                                              ============    ============



The accompanying notes are an integral part of these consolidated financial statements

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Restated
                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                        2001            2000
                                                   ------------    ------------

Revenues:
  Sales - Net                                      $  4,046,061    $  2,900,914
                                                   ------------    ------------

Cost, Expenses and Other Income:
  Cost of sales                                       3,788,566       2,731,095
  Compensatory element of stock issuances for
    Bonus                                               250,000         250,000
  General and administrative expenses                 1,254,480         968,093
  Depreciation and amortization                         142,051         367,363
  Debt conversion expense                                22,533            --
  Interest expense                                      183,725         215,145
  Litigation provision expense                             --           290,000
  Other income                                           (1,694)        (22,859)
  Write-off of deferred offering costs                  326,688            --
                                                   ------------    ------------
                                                      5,966,349       4,798,837
                                                   ------------    ------------
Loss before extraordinary item                       (1,920,288)     (1,897,923)

Extraordinary item - loss from extinguishment of
  debt, net of income tax benefit of $-0-               (87,573)       (850,000)
                                                   ------------    ------------
Net Loss                                           $ (2,007,861)   $ (2,747,923)
                                                   ============    ============

Basic and diluted loss per common share:
    Before extraordinary item                      $       (.13)   $       (.16)
    Extraordinary item                                     (.01)           (.07)
                                                   ------------    ------------
      Net Loss                                     $       (.14)   $       (.23)
                                                   ============    ============
Weighted average common shares used in basic and
  diluted loss per share                             13,911,278      11,697,371
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

                                    Restated
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
                                           ============    ============    ============    ============

Year Ended December 31, 2000:
-----------------------------

Balance - December 31, 1999 as
  previously reported                        10,660,070    $     10,660           6,854    $     41,122
Restatement - See Note 3                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Balance - Decomber 31, 1999, as
  restated                                   10,660,070          10,660           6,854          41,122
MSI common stock sold for cash                  707,333             707            --              --
MSI common stock exchanged to cancel
  stockholder loan                            1,850,000           1,850            --              --
Extraordinary item - loss from
  extinguishment of debt                           --              --              --              --
MSI common stock exchanged for salary             3,000               3            --              --
MSI Preferred Series I issued to pay
  accrued debenture interest                       --              --               222           1,339
MSI common stock exchanged for Preferred
  Series I                                       19,595              20          (4,899)        (29,396)
MSI common stock exchanged for debenture
  Series I                                       32,966              33            --              --
MSI common stock exchanged for EMSI
  common stock                                   13,562              13            --              --
MSI common stock exchanged for EMSI
  Series I Preferred Stock                        7,500               8            --              --
Accrual of 2000 employee bonuses to be
  issued in stock in 2001                          --              --              --              --
Net loss                                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2000                  13,294,026    $     13,294           2,177    $     13,065
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

                                    Restated

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
                                           ============    ============    ============    ============

Year Ended December 31, 2000:
-----------------------------

Balance - December 31,
  1999 as previously reported                     1,334    $      4,002           7,500    $     52,501
Restatement - See Note 3                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Balance - December 31, 1999, as
  restated                                        1,334           4,002           7,500          52,501
MSI common stock sold for cash                     --              --              --              --
MSI common stock exchanged to cancel
  stockholder loan                                 --              --              --              --
Extraordinary item - loss from
  extinguishment of debt                           --              --              --              --
MSI common stock exchanged for salary              --              --              --              --
MSI Preferred Series I issued to pay
  accrued debenture interest                       --              --              --              --
MSI common stock exchanged for Preferred
  Series I                                         --              --              --              --
MSI common stock exchanged for debenture
  Series I                                         --              --              --              --
MSI common stock exchanged for EMSI
  common stock                                     --              --              --              --
MSI common stock exchanged for EMSI
  Series I Preferred Stock                         --              --            (7,500)        (52,501)
Accrual of 2000 employee bonuses to be
  issued in stock in 2001                          --              --              --              --
Net loss                                           --              --              --              --
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2000                       1,334    $      4,002            --      $       --
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



                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                    Restated


                                            Additional
                                              Paid-in      Accumulated       Treasury
                                              Capital        Deficit          Stock           Total
                                           ------------    ------------    ------------    ------------
Year Ended December 31, 2001:
----------------------------

Balance - December 31, 2000                $ 16,423,679    $(19,049,100)   $    (18,000)   $ (2,613,060)
MSI common stock sold for cash                  731,181            --              --           731,767
MSI common stock exchanged to cancel
  stockholder loan                              262,371            --              --           262,721
Debt conversion expense                          22,533            --              --            22,533
Extraordinary item - loss from
  extinguishment of debt                         87,573            --              --            87,573
MSI common stock exchanged for accounts
  payable                                       602,841            --              --           603,324
MSI common stock issued for bonus                  (241)           --              --              --
MSI common stock exchanged from PFD II            4,757            --              --               759
MSI common stock exchanged from PFD I            14,102            --              --             1,046
MSI common stock exchanged for EMSI
  common stock                                       (8)           --              --              --
MSI common stock exchanged from
  debentures                                     36,476            --              --            36,503
Accrual of 2001 interest to be exchanged
  in stock in 2002                               18,750            --              --            18,750
Accrual of 2001 employee bonuses to be
  issued in stock in 2002                       250,000            --              --           250,000
Net loss                                           --        (2,007,861)           --        (2,007,861)
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2001                $ 18,454,014    $(21,056,961)   $    (18,000)   $ (2,605,945)
                                           ============    ============    ============    ============

Year Ended December 31, 2000:
-----------------------------
Balance - December 31, 1999 as
  previously reported                      $ 13,334,695    $(16,056,177)   $    (18,000)   $ (2,631,197)
Restatement - See Note 3                           --          (245,000)                       (245,000)
                                           ------------    ------------    ------------    ------------
Balance - December 31, 1999, as
  restated                                   13,334,595     (16,301,177)        (18,000)     (2,876,197)
MSI common stock sold for cash                  856,566            --              --           857,273
MSI common stock exchanged to cancel
  stockholder loan                              998,150            --              --         1,000,000
Extraordinary item - loss from
  extinguishment of debt                        850,000            --              --           850,000
MSI common stock exchanged for salary             2,997            --              --             3,000
MSI Preferred Series I issued to pay
  accrued debenture interest                       --              --              --             1,339
MSI common stock exchanged for Preferred
  Series I                                       29,376            --              --              --
MSI common stock exchanged for debenture
  Series I                                       49,415            --              --            49,448
MSI common stock exchanged for EMSI
  common stock                                      (13)           --              --              --
MSI common stock exchanged for EMSI
  Series I Preferred Stock                       52,493            --              --              --
Accrual of 2000 employee bonuses to be
  issued in stock in 2001                       250,000            --              --           250,000
Net loss                                           --        (2,473,923)           --        (2,473,923)
                                           ------------    ------------    ------------    ------------
Balance - December 31, 2000                $ 16,423,679    $(19,049,100)   $    (18,000)   $ (2,613,060)
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


                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                    Restated




                                                                For the Years Ended
                                                                    December 31,
                                                            --------------------------
                                                                2001           2000
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                  $(2,007,861)   $(2,747,923)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                             142,051        367,363
      Bad debt expense                                           19,498           --
      Loss from extinguishment of debt                           87,573        850,000
      Debt conversion expense                                    22,533           --
      Stock/options issued for services and interest             37,058          3,000
      Employees' stock bonus                                    250,000        250,000
      Write-off of deferred offering costs                      326,688           --
      Gain on sale of equipment                                    --           (5,696)
      Gain on exchange of land for note payable                    --          (25,000)
      Notes payable given for interest and other expenses          --           59,901
    Changes in assets (increase) decrease:
      Accounts receivable                                      (396,249)        37,232
      Supplies                                                   37,530        (25,128)
      Prepaid expenses and other current assets                 (48,140)        (2,135)
    Changes in liabilities increase (decrease):
      Accounts payable and accrued liabilities                  417,409        859,120
      Bank overdraft                                            113,781        (11,080)
      Advances from stockholder                                 187,782         18,328
                                                            -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                  (810,347)      (372,018)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                  --            5,696
  Additions to property and equipment                           (54,433)        (4,716)
  Decrease in other non-current assets                             --           25,175
                                                            -----------    -----------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (54,433)        26,155
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                            731,767        857,273
  Proceeds from notes payable - stockholder                      55,000           --
  Payments on other long-term obligations                      (101,364)       (89,043)
  Deferred offering costs                                       (76,688)      (250,000)
                                                            -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 608,715        518,230
                                                            -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (256,065)       172,367

CASH AND CASH EQUIVALENTS - BEGINNING                           256,065         83,698
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS - END                             $      --      $   256,065
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

                                    Restated

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

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

In 1995, the Company founded EnviroClean Management Services, LLC, which subsequently became EnviroClean Management Services, Inc. ("EMSI") in 1996. EMSI is a waste management services company that services principally medical waste generators such as hospitals, clinics, and physicians' offices. EMSI collects, transports, and disposes of mefdical waste at two facilities, one located in Garland, Texas, which services the North Texas area, and one located in Galveston, Texas, which services Houston and the South Texas area.

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

NOTE 2  GOING CONCERN

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $2,007,861 and $2,747,923 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2001 and 2000. Further, as noted previously, the Company has not made sales of the EnviroClean(R) System to customers other than affiliated entities during its existence and is delinquent in paying its payroll taxes to the IRS. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, cash flow deficits have been funded by shareholders of the Company. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's common stock,

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 2  GOING CONCERN (Continued)

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

NOTE 3  RESTATEMENT

In response to certain comments raised by the Securities and Exchange Commission with respect to the Company's originally filed registration statement and amendments thereto, the Company has elected to restate certain of the financial information appearing in the accompanying consolidated financial statements for the years ended December 31, 2001, 2000 and 1999. Accordingly, the accompanying consolidated financial statements have been restated to reduce previously recorded amounts of other income of $70,000 and $245,000 for the years ended December 31, 2001 and 1999, respectively; to increase the litigation provision expense by $230,000 related to a lawsuit for the year ended December 31, 2000; and to record additional interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000, respectively, related to such litigation provision expense. (See Note 14 entitled Commitments and Contingencies--Litigation)


                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 3  RESTATEMENT  (Continued)

The following is a summary of the accounts affected by the restatement:

Consolidated Statement of Operations:

                                               For the Years Ended            For the Years Ended
                                                   December 31,                   December 31,
                                           --------------------------    --------------------------
                                                       2001                           2000
                                          As previously                 As previously
                                            reported      As restated     reported      As restated
                                           -----------    -----------    -----------    -----------
Revenues:
  Sales - Net                              $ 4,046,061    $ 4,046,061    $ 2,900,914    $ 2,900,914
                                           -----------    -----------    -----------    -----------

Cost, Expenses and Other Income:
  Cost of sales                              3,788,566      3,788,566      2,731,095      2,731,095
  Compensatory element of stock
       issuances for  Bonus                    250,000        250,000        250,000        250,000
  General and administrative
       expenses                              1,254,480      1,254,480      1,028,093        968,093
  Depreciation and amortization                142,051        142,051        367,363        367,363
  Debt conversion expense                       22,533         22,533           --             --
  Interest expense                             153,725        183,725        171,145        215,145
  Litigation provision expense                    --             --             --          290,000
  Other income                                 (71,694)        (1,694)       (22,859)       (22,859)
  Write-off of deferred offering
       costs                                   326,688        326,688           --             --
                                           -----------    -----------    -----------    -----------
                                             5,866,349      5,966,349      4,524,837      4,798,837
                                           -----------    -----------    -----------    -----------
Loss before extraordinary item              (1,820,288)    (1,920,288)    (1,623,923)    (1,897,923)

Extraordinary item                             (87,573)       (87,573)      (850,000)      (850,000)
                                           -----------    -----------    -----------    -----------
Net Loss                                   $(1,907,861)   $(2,007,861)   $(2,473,923)   $(2,747,923)
                                           ===========    ===========    ===========    ===========

Basic and diluted loss per common share:
    Before extraordinary item              $      (.13)   $      (.13)   $      (.14)   $      (.16)
    Extraordinary item                            (.01)          (.01)          (.07)          (.07)
                                           -----------    -----------    -----------    -----------
      Net Loss                             $      (.14)   $      (.14)   $      (.21)   $      (.23)
                                           ===========    ===========    ===========    ===========



                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 3  RESTATEMENT  (Continued)

Consolidated Balance Sheets:

                                                   December 31,                      December 31,
                                           ------------------------------    ------------------------------
                                                        2001                              2000

                                           As previously                     As previously
                                              reported       As restated        reported       As restated
                                           -------------    -------------    -------------    -------------

     Total current assets                  $     967,753    $     967,753    $     860,862    $     860,862

     Total assets                              1,885,940        1,692,946        1,692,946        1,885,940

     Total current liabilities                 3,610,528        4,229,528        3,650,953        4,169,953

     Total liabilities                         3,697,891        4,298,891        3,986,000        4,499,000
      Total stockholders' deficiency
                                              (1,986,945)      (2,605,945)      (2,094,060)      (2,613,060)
     Total liabilities and stockholders'
        deficiency                             1,692,946        1,692,946        1,885,940        1,885,940





NOTE  4  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  4  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Permits
-------

Permits consist of costs incurred in acquiring medical waste disposal permits from the Texas Natural Resource Conservation Commission ("TNRCC") and are amortized over a period of five yearFs upon commencement of medical waste disposal operations at the respective facility.

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  4  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  4  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  4  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE  4  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE  5  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                             At December 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------

          Land                                           $   20,000   $   20,000
          Building                                          589,738      589,738
          Furniture and equipment                           667,992      988,582
                                                         ----------   ----------
                                                          1,277,730    1,598,320
          Less:  Accumulated depreciation                   578,704      849,789
                                                         ----------   ----------
          Property and Equipment, Net                    $  699,026   $  748,531
                                                         ==========   ==========

Depreciation of property and equipment for the years ended December 31, 2001 and 2000 amounted to $117,267 and $173,075, respectively.

NOTE  6 JOINT VENTURE AGREEMENT

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  7 INCOME TAXES

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

NOTE  8 ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                             At December 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------

             Salaries                                    $  428,844   $  202,431
             Payroll and other taxes                        394,951      221,528
             Interest                                       134,859      126,462
             Incineration expenses                          334,527      355,366
             Insurance                                       35,831       43,254
             Litigation provision (Note 13)                 550,000      650,000
             Miscellaneous                                  408,420      321,077
                                                         ----------   ----------
                                                         $2,287,432   $1,920,118
                                                         ==========   ==========

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  9 LONG-TERM OBLIGATIONS

Long-term obligations are comprised of the following:

                                                               At December 31,
                                                             -------------------
                                                              2001       2000
                                                             --------   --------

          Bank note - EMSI facility                          $285,413   $304,419
          Bank note - EMSI EnviroClean(R) System
            and facility                                      117,316    153,653
          Installment notes - equipment                        92,545    138,566
          IMCO - deferred engineering - design
            costs                                                --      100,000
                                                             --------   --------
          Total indebtedness to banks, financial
            institutions and IMCO                             495,274    696,638
          Less:  Bank notes classified as
                   current                                    402,728    458,072
          Less:  Current maturities                            23,183     26,186
                                                             --------   --------
               Total Long-Term Obligations                   $ 69,363   $212,380
                                                             ========   ========

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  9 LONG-TERM OBLIGATIONS (Continued)

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  9  LONG-TERM OBLIGATIONS (Continued)

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

Aggregate maturities of long-term indebtedness subsequent to December 31, 2001 are as follows:

             Year Ended December 31,            Amount
             ----------------------           ----------

                      2002                    $  425,911
                      2003                        20,824
                      2004                        21,777
                      2005                        24,576
                      2006                         2,186
                                              ----------
                                              $  495,274
                                              ==========

NOTE  10  NOTES PAYABLE - STOCKHOLDER

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

                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE  10  NOTES PAYABLE - STOCKHOLDER (Continued)

royalties, if any, from the sale of EC-500 Systems and the related patent technology. The new note and accrued interest thereon are convertible into common stock, at the option of the holder, based on the rate of $1.50 per share. On May 7, 2001, the Company concluded an agreement with such stockholder to modify the conversion rate from $1.50 per share to $1.25 per share. The Company recorded a debt conversion expense of $19,500 during the second quarter of 2001 related to such modification.

On July 31, 2001, the note was amended to recognize additional loans, totalling $55,000, the reduced conversion price and the granting of additional collateral in the form of all other tangible and intangible assets of the Company. The new note, totalling $171,667, bears interest at 10% and is due on July 31, 2002.

NOTE 11  CONVERTIBLE DEBENTURES

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

Series II Debentures
--------------------

In October 1998, the Company issued 10% Convertible Redeemable Debentures ("Series II Debentures") primarily for working capital purposes. The terms of

                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 11  CONVERTIBLE DEBENTURES (Continued)

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

NOTE 12  STOCKHOLDERS' DEFICIENCY

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

Series I Preferred Stock
------------------------

In 1996, the Company issued Series I Cumulative Redeemable Preferred Stock ("Series I Preferred Stock"), par value $.001, as an offer to holders of Series I Debentures (see Note 10) to receive shares of the Series I Preferred Stock in

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 12  STOCKHOLDERS' DEFICIENCY  (Continued)

Series I Preferred Stock  (Continued)
------------------------

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 12  STOCKHOLDERS' DEFICIENCY (Continued)

Series II Preferred Stock (Continued)
------------------------

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

The Board of Directors has approved an employee's stock bonus of $250,000 for each of the years ended December 31, 2001 and 2000. These bonuses were reflected as compensation expense in the accompanying 2001 and 2000 consolidated financial

                                MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 12  STOCKHOLDERS' DEFICIENCY (Continued)

Stock, Grants and Options (Continued)
-------------------------

statements. The shares will be issued to employees in 2002 and 2001. No options were granted to employees during the years ended December 31, 2001 and 2000 and no compensation expense was recognized during those years with respect to stock options.

A summary of activity involving options on the Company's common stock follows:

                                           Number of Options   Exercise Price
                                           -----------------   --------------

Balance outstanding at December 31, 2000           25,000       $      0.75

Granted                                              --                --
Exercised                                            --                --
Cancelled/Expired                                    --                --
                                             ------------       -----------
Balance outstanding at December 31, 2001           25,000       $      0.75
                                             ============       ===========

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 12  STOCKHOLDERS' DEFICIENCY (Continued)

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
                                                           =========   =========

NOTE 13  WASTE MANAGEMENT FACILITY AGREEMENT

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 13  WASTE MANAGEMENT FACILITY AGREEMENT (Continued)

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

NOTE 14  COMMITMENTS AND CONTINGENCIES

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 14  COMMITMENTS AND CONTINGENCIES  (Continued)

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 14 COMMITMENTS AND CONTINGENCIES (Continued)

Lease Obligations (Continued)
-----------------

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 14 COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company is named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claims that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. The Company has answered and has denied all of the plaintiff's allegations. It is the opinion of the Company's attorneys that a range between $230,182 and $290,549, plus prejudgment interest at the rate of

                                  MEDSOLUTIONS, INC.
                (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 14 COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)
---------------------

10% per annum simple interest, plus attorney's fees is reasonable. The attorneys base their opinion primarily upon a Close-Out Worksheet that was prepared by the State of Texas, Department of Economic Development, and forwarded to the Company on July 12, 1999. While the Company cannot predict the outcome of any settlement, an accrual of $290,000 was reflected in the accompanying December 31, 2001 and 2000 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000 and $44,000 in the years ended December 31, 2001 and 2000, respectively. There can be no assurance as to the outcome of this litigation, and if we lose the lawsuit, it will significantly reduce cash available for continuing operations.

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 14 COMMITMENTS AND CONTINGENCIES (Continued)

Proposed Acquisition of Equipment
---------------------------------

The Company is currently negotiating with a major leasing company for the replacement of certain transportation equipment and the addition of two other trucks. The Company does not expect the monthly outlay for the new vehicles, including the lease costs and the fixed maintenance expenses, to exceed comparable costs that the Company has been incurring during the past year. The lease terms are expected to be in the range of 72 to 84 months. NOTE 15 RELATED PARTY TRANSACTIONS

Related party payables at December 31, 2001 and 2000 to stockholders and officers amounted to $594,842 and $388,220, of which $421,829 and $195,268 are included in accrued liabilities, respectively.

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                              Years Ended December 31,
                                            ---------------------------
                                               2001            2000
                                            ----------      ----------

            Interest expense                $   14,416      $   63,194
                                            ==========      ==========

Other debt and equity transactions with related parties are disclosed in Notes 9, 11 and 15.

NOTE 16 SUBSEQUENT EVENTS

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

                               MEDSOLUTIONS, INC.
               (FORMERLY KNOWN AS ENVIROCLEAN INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



NOTE 16 SUBSEQUENT EVENTS (Continued)

In January and February 2002, the Company received approximately $634,000, of which $525,000 was from an existing stockholder who purchased 500,000 shares of its common stock.

                                  EXHIBIT INDEX

Exhibit
  No.                    Description

3.1 Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on November 12, 1993(1)

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

10.8 Amended and Restated Loan Conversion and Common Stock Agreement between Mark M. Altenau, M.D. and the Company, dated July 31, 2001(1)

10.9 Amendment 4 to the Contractor Services Agreement between the Company and University of Texas Medical Branch at Galveston (Exhibit 10.3).(1)

10.10       LBCG Financing Proposal(1)

99.1        Certification  of Chief  Executive  Officer  of  MedSolutions,  Inc.
            Pursuant to 18 U.S.C. Section 1350.(4)

99.2        Certification  of Chief  Financial  Officer  of  MedSolutions,  Inc.
            Pursuant to 18 U.S.C. Section 1350.(4)

--------

(1)  Previously filed
(2)  Denotes a management contract or compensatory plan or arrangement.
(3) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
(4)  Filed herewith.