Form 10QSB/A
period 2002-03-31
MEDSOLUTIONS INC
filed 2002-09-17
CIK 1144870

As filed with the Securities and Exchange Commission on September 17, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 2


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

MedSolutions, Inc. (the "Company") in response to certain comments raised by the Securities and Exchange Commission with respect to the Company's originally filed registration statement and amendments thereto, has elected to restate certain of the financial information appearing in its Form 10-KSB originally filed on April 15, 2002 (the "Original Filing"). This amendment to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, amends and restates those items of the Original Filing and the accompanying consolidated financial statements to reduce previously recorded amounts of other income of $70,000 and $245,000 for the years ended December 31, 2001 and 1999, respectively; to increase the litigation provision expense by $230,000 related to a lawsuit for the year ended December 31, 2000; and to record additional interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000, and $7,500 for the three months ended March 31, 2002 and 2001, respectively, related to such litigation provision expense. (See Note 8 entitled Litigation)

The effect of the restatements was to increase previously reported net losses by $7,500 and $7,500 and to increase per share losses by $0.00 and $0.00 for the three months ended March 31, 2002 and 2001, respectively.


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                   At December 31,     At March 31,
                                                                           2001               2002
                                                                   ---------------    ---------------
                                                                                        (Unaudited)
                                                                       Restated           Restated
Current Assets:
  Cash                                                             $          --      $       285,565
  Accounts receivable - trade, net                                         831,945            780,066
  Prepaid expenses and other current assets                                101,661             51,527
  Supplies                                                                  34,147             36,544
                                                                   ---------------    ---------------
      Total Current Assets                                                 967,753          1,153,702

Property and equipment - at cost, net of accumulated
  depreciation                                                             699,026            686,492

Permits, net of accumulated amortization                                    23,153             31,950
Other                                                                        3,014             28,116
                                                                   ---------------    ---------------
      Total Assets                                                 $     1,692,946    $     1,900,260
                                                                   ===============    ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                                   $       145,500    $          --
  Convertible debentures                                                    40,135             40,135
  Current maturities of long-term obligations                              425,911            409,825
  Accounts payable                                                       1,157,537            985,007
  Accrued liabilities                                                    2,287,432          2,274,224
  Notes payable - stockholder                                              171,667            171,667
  Advances from stockholder                                                  1,346             24,682
                                                                   ---------------    ---------------
      Total Current Liabilities                                          4,229,528          3,905,540

Long-term obligations, less current maturities                              69,363             63,869
                                                                   ---------------    ---------------
      Total Liabilities                                                  4,298,891          3,969,409
                                                                   ---------------    ---------------
Commitments, Contingencies and Other Matters


Stockholders' Deficiency:
  Common stock (par value $.001) - authorized 100,000,000
     shares; 15,001,973 and 15,702,504 shares issued at December
     31, 2001 and March 31, 2002, respectively                              15,002             15,702
  MSI Preferred stock (par value $.001) - authorized 100,000,000
     Shares                                                                   --                 --
 Additional paid-in capital                                             18,454,014         19,202,778
 Accumulated deficit                                                   (21,056,961)       (21,269,629)
 Treasury stock, at cost - 12,200 shares of common stock                   (18,000)           (18,000)
                                                                   ---------------    ---------------
     Total Stockholders' Deficiency                                     (2,605,945)        (2,069,149)
                                                                   ---------------    ---------------
     Total Liabilities and Stockholders' Deficiency                $     1,692,946    $     1,900,260
                                                                   ===============    ===============


                 See Notes to Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                        2001            2002
                                                   ------------    ------------
                                                            (Unaudited)
                                                             Restated

Revenues:
  Sales                                            $    886,899    $  1,208,592
                                                   ------------    ------------

Cost, Expenses and Other Income:
  Cost of sales                                         866,276         910,747
General and administrative
  expenses                                              222,068         431,123
Depreciation and amortization                            46,239          27,787
Debt conversion expense                                    --            28,300
Interest expense                                         44,881          31,479
Other income                                               --            (8,176)
                                                   ------------    ------------
                                                      1,179,464       1,421,260
                                                           --              --
Net Loss                                           $   (292,565)   $   (212,668)
                                                   ============    ============


Basic and diluted net loss per common share        $       (.02)   $       (.01)
                                                   ============    ============
Weighted average common shares
  used in basic and diluted loss
  per share                                          13,331,989      15,377,097
                                                   ============    ============



         See Notes to Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002




                                                            MSI Common Stock
                                                         -----------------------
                                                           Shares       Amount
                                                         ----------   ----------



 Three Months Ended March 31, 2002: (Unaudited)
 ---------------------------------

Balance - December 31, 2001  Restated                    15,001,973   $   15,002
MSI common stock sold for cash                              587,331          587
MSI common stock exchanged to cancel stockholder
  loan                                                      113,200          113
Debt conversion expense                                        --           --
MSI common stock to be exchanged for accounts
  payable                                                      --           --
Net loss                                                       --           --
                                                         ----------   ----------
Balance - March 31, 2002                                 15,702,504   $   15,702
                                                         ==========   ==========



                 See notes to consolidated financial statements.


                               MEDSOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002




                                                          Additional
                                                           Paid-in     Accumulated       Treasury
                                                           Capital        Deficit          Stock           Total
                                                        ------------   ------------    ------------    ------------



Three Months Ended March 31, 2002: (Unaudited)
---------------------------------

Balance - December 31, 2001  Restated                   $ 18,454,014   $(21,056,961)   $    (18,000)   $ (2,605,945)
MSI common stock sold for cash                               633,577           --              --           634,164
MSI common stock exchanged to cancel stockholder
  loan                                                        84,787           --              --            84,900
Debt conversion expense                                       28,300           --              --            28,300
MSI common stock to be exchanged for accounts payable          2,100           --              --             2,100
Net loss                                                        --         (212,668)           --          (212,668)
                                                        ------------   ------------    ------------    ------------
Balance - March 31, 2002                                $ 19,202,778   $(21,269,629)   $    (18,000)   $ (2,069,149)
                                                        ============   ============    ============    ============









                See notes to consolidated financial statements.

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001           2002
                                                     -----------    -----------
                                                             (Unaudited)
                                                               Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                           $  (292,565)   $  (212,668)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       46,239         27,787
      Debt conversion expense                               --           28,300
      Stock issued for services                             --            2,100
      Accounts receivable                               (126,465)        51,879
      Supplies                                            31,123         (2,397)
      Prepaid expenses and other current assets           25,660         25,032
      Accounts payable and accrued liabilities           (36,331)      (185,266)
      Bank overdraft                                      43,047       (145,500)
      Advances from stockholder                             --          108,237
                                                     -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES             (309,292)      (302,496)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (1,636)       (15,725)
  Increase in other non-current assets                      --           (8,797)
                                                     -----------    -----------
      NET CASH (USED IN) PROVIDED BY INVESTING
        ACTIVITIES                                        (1,636)       (24,522)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                     163,840        634,164
  Payments on other long-term obligations                (25,254)       (21,581)
  Deferred offering costs                                (25,000)          --
                                                     -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          113,586        612,583
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (197,342)       285,565

CASH AND CASH EQUIVALENTS - BEGINNING                    256,065           --
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END                      $    58,723    $   285,565
                                                     ===========    ===========



                See notes to consolidated financial statements.

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                         2001           2002
                                                    ------------   ------------
                                                            (Unaudited)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                     $     14,539   $     17,298
                                                    ============   ============
  Income taxes paid                                 $       --     $       --
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  INFORMATION:

    Stock issued in connection with loans and
      accounts payable                              $       --     $     84,900
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A, filed on September 13, 2002, for the year ended December 31, 2001.

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

In response to certain comments raised by the Securities and Exchange Commission with respect to the Company's originally filed registration statement and amendments thereto, the Company has elected to restate certain of the financial information appearing in the accompanying consolidated financial statements for the year ended December 31, 2001 and the quarters ended March 31, 2002 and 2001. Accordingly, the accompanying consolidated financial statements have been restated to reduce previously recorded amounts of other income of $70,000 and $245,000 for the years ended December 31, 2001 and 1999, respectively; to increase the litigation provision expense by $230,000 related to a lawsuit for the year ended December 31, 2000; and to record additional interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000 and for the three months ended March 31, 2002 and 2001, respectively, related to such litigation provision expense. (See Note 8 entitled Litigation)


NOTE 5.  Loss Per Share of Common Stock

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

NOTE 6.  Earnings Per Share

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:
                                                                    At March 31,
                                                                         2002
                                                                    ------------

     Convertible accrued salaries                                        608,654
     Convertible debentures and unpaid interest                           44,909
     Note payable to stockholder and accrued interest                    156,189
     Shares issuable to employees under stock bonus                      259,500
                                                                    ------------
             Total                                                     1,069,252
                                                                    ============
NOTE 7.  Payroll Tax Delinquency

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

NOTE 8.  Litigation

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2001. However, the Company has reevaluated the status of the lawsuit filed by the State of Texas and has retroactively increased the litigation provision expense by $230,000, which was charged to expense in the fourth quarter of the year ended December 31, 2000, and has recorded an accrual for prejudgment interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000, respectively, and $7,500 in each of the three-month periods ended March 31, 2002 and 2001.

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

NOTE 10.  Accrued Liabilities

  Accrued liabilities consist of the following:
                                                     December 31,    March 31,
                                                     ------------   ------------
                                                          2001           2002
                                                     ------------   ------------
                                                              Restated

     Salaries                                        $    428,844   $    491,930
     Payroll and other taxes                              394,951        445,378
     Interest                                              60,859         67,540
     Incineration expenses                                334,527        257,338
     Insurance                                             35,831           --
     Litigation provision                                 550,000        550,000
     Miscellaneous                                        482,420        462,038
                                                     ------------   ------------
                                                     $  2,287,432   $  2,274,224
                                                     ============   ============

NOTE 11. Related Party Transactions

Related party payables at December 31, 2001 and March 31, 2002 to stockholders and officers amounted to $594,842 and $651,727, of which $421,829 and $480,060 are included in accrued liabilities, respectively.

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                               March 31,    March 31,
                                                 2001        2002
                                               ---------   ----------
     Interest expense                          $   2,917   $    4,292
                                               ---------   ----------

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

         The financial information presented for the three months ended March 31, 2001 and 2002 have been restated as discussed in Footnote 4 of the Notes to Consolidated Financial Statements included herein. The restatement affects amounts recorded as interest expense related to pending litigation during 2001 and 2002 and significantly affects certain accruals for pending litigation and other matters dating back to 1999.

Three Months Ended March 31, 2001 and 2002 (unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                        2001            2002
                                                   ------------    ------------

Revenues                                           $    886,899    $  1,208,592

Cost of revenues                                        866,276         910,747
                                                   ------------    ------------

Gross profit                                             20,623         297,845

Selling, general and administrative expenses            222,068         431,123
                                                   ------------    ------------

Loss from operations                                   (201,445)       (133,278)
Depreciation and amortization                            46,239          27,787
Interest expense                                         44,881          31,479
Debt conversion expense                                    --            28,300
Other income                                               --            (8,176)
                                                   ------------    ------------

Net loss                                           $   (292,565)   $   (212,668)
                                                   ------------    ------------

Basic and diluted net loss per common share        $      (0.02)   $      (0.01)
                                                   ============    ============


Weighted  average common shares used in basic and
diluted loss per share                               13,331,989      15,377,097
                                                   ------------    ------------


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

         Interest expense. Our interest expense decreased $13,402, or 29.9% to $31,479 during the three months ended March 31, 2002 from $44,881 during the three months ended March 31, 2001. Interest expense declined in EMSI and in the parent company during the period as a result of modest debt reductions. In 2001 we charged interest for $7,000 on pending litigation that was settled in the fourth quarter of 2001.

         Debt conversion expense. We allowed our president to convert his advances receivable into our Common Stock at a conversion rate of $0.75 per share. In connection with such conversion, we charged $28,300 to debt conversion expense in the first quarter of 2002. There was no comparable charge in 2001.


         Net loss. Net losses were $212,668 during the three months ended March 31, 2002 compared to $295,565 during the three months ended March 31, 2001. The reduced loss in 2002 was primarily due to the factors described above.

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

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of approximately $3,969,409 at March 31, 2002. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

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

Litigation by the State of Texas
--------------------------------

         The Company is named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claims that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. The Company has answered and has denied all of the plaintiff's allegations. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $290,000. Accordingly, an accrual of $290,000 was reflected in the accompanying December 31, 2001 and 2000 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000 and $44,000 in the years ended December 31, 2001 and 2000, respectively, and $7,500 in each of the three-month periods ended March 31, 2002 and 2001. There can be no assurance as to the outcome of this litigation, and if the Company loses the lawsuit, it will significantly reduce cash available for continuing operations.

Discussion of Liquidity

March 31, 2002 Compared to December 31, 2001

         At March 31, 2002, our working capital deficit was $2,751,838 compared to a working capital deficit of $3,261,775 at December 31, 2001. The decrease in working capital deficit was primarily due to an increase in cash offset by a slight reduction in accounts receivable and prepaid insurance and a decrease in our bank overdraft and accounts payable.

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

         Although at present we are current on our bank note payments, we have in the past occasionally been in arrears on both of the bank notes and in default on certain other matters. To date, the banks have not exercised their rights of recourse, or sought other remedies against us. We do not believe that the banks will demand payment in full due to the past instances of default. However, out of an abundance of caution, we have classified the entire amount payable to the banks as a current liability in the March 31, 2002, balance sheet.

         We are also obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006, and are payable in monthly installments of approximately $2,798. The notes are collateralized by the equipment acquired therewith.

         We have two series of convertible debentures outstanding totaling $40,135 at March 31, 2002 and December 31, 2001. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2002 or 2001.

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

Part II - Other Information

Item 1.  Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on form 10-KSB for the year ended December 31, 2001. However, the Company has reevaluated the status of the lawsuit filed by the State of Texas and has retroactively increased the litigation provision expense by $230, 000, which was charged to expense in the fourth quarter of the year ended December 31, 2000, and has recorded an accrual for prejudgment interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000 respectively, and $7,500 in each of the three-month periods ended March 31, 2002 and 2001.

Item 2.  Changes in Securities

During the three months ended March 31, 2002, we issued 587,331 shares of Common Stock for a total of $634,164. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

(a)      Exhibits.
         ---------

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

10.9 Amendment 4 to the Contractor Services Agreement between the Company and University of Texas Medical Branch at Galveston (Exhibit 10.3).(1)

10.10    LBCG Financing Proposal(1)

99.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

99.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

-------
(1)      Previously filed
(2)      Denotes a management contract or compensatory plan or arrangement.
(3) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
(**)     Filed herewith.




(b)      Reports on Form 8-K.
         --------------------

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

Dated:  September 13, 2002         By: /S/  Sam Hicks
                                      ------------------------------------------
                                      Sam Hicks, Senior Vice President, Chief
                                      Financial Officer and Principal Accounting
                                      Officer

                                 CERTIFICATIONS

I, Matthew H. Fleeger, certify that:

         1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB/A  of
MedSolutions, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                                         /s/  MATTHEW H. FLEEGER
                                                        ------------------------
                                                        Matthew H. Fleeger
                                                        Chief Executive Officer
                                                        Date: September 13, 2002


I, Sam Hicks, certify that:

         1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB/A  of
MedSolutions, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                                         /s/  SAM HICKS
                                                        ------------------------
                                                        Sam Hicks
                                                        Chief Financial Officer
                                                        Date: September 13, 2002

                                INDEX TO EXHIBITS

   EXHIBIT
     NO.          DESCRIPTION
--------------------------------

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

10.9 Amendment 4 to the Contractor Services Agreement between the Company and University of Texas Medical Branch at Galveston (Exhibit 10.3).(1)

10.10    LBCG Financing Proposal(1)

99.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

99.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

-------
(1)      Previously filed
(2)      Denotes a management contract or compensatory plan or arrangement.
(3) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
(**)     Filed herewith.