Form 10QSB
period 2002-09-30
MEDSOLUTIONS INC
filed 2002-11-14
CIK 1144870

As filed with the Securities and Exchange Commission on November 14, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended: September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required
--------------------------------------------------------------------------------
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock on October 31, 2002: 16,095,708.


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                    At December 31,     At September 30,
                                                                             2001                2002
                                                                   -----------------    ----------------
                                                                        Restated            (Unaudited)
  Cash                                                             $            --      $          16,017
  Accounts receivable - trade, net                                           831,945              771,309
  Prepaid expenses and other current assets                                  101,661              174,923
  Supplies                                                                    34,147               25,345
                                                                   -----------------    -----------------
      Total Current Assets                                                   967,753              987,594

Property and equipment - at cost, net of accumulated
  depreciation                                                               699,026            1,022,705

Permits, net of accumulated amortization                                      23,153               56,968
Other                                                                          3,014                7,245
                                                                   -----------------    -----------------
      Total Assets                                                 $       1,692,946    $       2,074,512
                                                                   =================    =================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Bank overdraft                                                   $         145,500    $          30,815
  Convertible debentures                                                      40,135               40,135
  Current maturities of long-term obligations                                425,911              390,681
  Accounts payable                                                         1,157,537            1,002,115
  Accrued liabilities                                                      2,287,432            1,974,797
  Notes payable - stockholder                                                171,667                 --
  Advances from stockholder                                                    1,346               28,000
                                                                   -----------------    -----------------
      Total Current Liabilities                                            4,229,528            3,466,543

Long-term obligations, less current maturities                                69,363              561,625
                                                                   -----------------    -----------------
      Total Liabilities                                                    4,298,891            4,028,168
                                                                   -----------------    -----------------
Commitments, Contingencies and Other Matters


Stockholders' Deficiency:
  Common stock (par value $.001) - authorized 100,000,000
    shares; 15,001,973 and 15,908,562 shares issued at December
    31, 2001 and September 30, 2002, respectively                             15,002               15,909
  MSI Preferred stock (par value $.001) - authorized 100,000,000
     shares                                                                     --                   --
 Additional paid-in capital                                               18,454,014           19,470,219
 Accumulated deficit                                                     (21,056,961)         (21,421,784)
 Treasury stock, at cost - 12,200 shares of common stock                     (18,000)             (18,000)
                                                                   -----------------    -----------------
     Total Stockholders' Deficiency                                       (2,605,945)          (1,953,656)
                                                                   -----------------    -----------------
     Total Liabilities and Stockholders' Deficiency                $       1,692,946    $       2,074,512
                                                                   =================    =================




                 See Notes to Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Nine Months Ended      For the Three Months Ended
                                             September 30,                  September 30,
                                    ----------------------------    ----------------------------
                                         2001            2002            2001            2002
                                    ------------    ------------    ------------    ------------
                                      Restated                        Restated
                                            (Unaudited)                     (Unaudited)

Revenues:
  Sales                             $  2,879,045    $  3,907,250    $  1,007,288    $  1,385,680
                                    ------------    ------------    ------------    ------------

Cost, Expenses and Other Income:
  Cost of sales                        2,806,370       2,780,402         863,293         916,347
  General and administrative
    expenses                             868,499       1,348,784         311,457         459,694
  Depreciation and amortization          113,414          96,324          31,223          39,065
  Debt conversion expense                 19,500          28,300            --              --
  Interest expense                       128,383         102,906          42,385          41,826
  Other income                            (1,278)        (84,643)         (1,278)        (51,133)
                                    ------------    ------------    ------------    ------------
                                       3,934,888       4,272,073       1,247,080       1,405,799
                                    ------------    ------------    ------------    ------------
Loss before extraordinary item        (1,055,843)       (364,823)       (239,792)        (20,119)

Extraordinary item - loss from
  extinguishment of debt, net of
  income tax benefit of $-0-             (36,324)           --           (17,543)           --
                                    ------------    ------------    ------------    ------------
Net Loss                            $ (1,092,167)   $   (364,823)   $   (257,335)   $    (20,119)
                                    ============    ============    ============    ============

Basic and diluted loss per common
  share:
    Before extraordinary item       $       (.08)   $       (.02)   $       (.02)   $       (.00)
    Extraordinary item                      (.00)           --              (.00)           --
                                    ------------    ------------    ------------    ------------
      Net Loss                      $       (.08)   $       (.02)   $       (.02)   $       (.00)
                                    ============    ============    ============    ============
Weighted average common shares
  used in basic and diluted loss
  per share                           13,659,512      15,637,383      14,113,267      15,827,466
                                    ============    ============    ============    ============






                 See Notes to Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002




                                                             MSI Common Stock
                                                         -----------------------
                                                           Shares       Amount
                                                         ----------   ----------





Nine Months Ended September 30, 2002: (Unaudited)
------------------------------------

Balance - December 31, 2001  Restated                    15,001,973   $   15,002
MSI common stock sold for cash                              748,591          749
MSI common stock exchanged to cancel stockholder
  loan                                                      113,200          113
Debt conversion expense                                        --           --
MSI common stock issued for interest                         24,798           25
MSI common stock exchanged for accounts
  payable                                                    20,000           20
Net loss                                                       --           --
                                                         ----------   ----------
Balance - September 30, 2002                             15,908,562   $   15,909
                                                         ==========   ==========







       See notes to consolidated financial statements.


                               MEDSOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002




                                                    Additional
                                                      Paid-in      Accumulated      Treasury
                                                      Capital        Deficit          Stock           Total
                                                   ------------   ------------    ------------    ------------


Nine Months Ended September 30, 2002: (Unaudited)
------------------------------------

Balance - December 31, 2001  Restated              $ 18,454,014   $(21,056,961)   $    (18,000)   $ (2,605,945)
MSI common stock sold for cash                          875,015           --              --           875,764
MSI common stock exchanged to cancel stockholder
  loan                                                   84,787           --              --            84,900
Debt conversion expense                                  28,300           --              --            28,300
MSI common stock issued for interest                      6,023           --              --             6,048
MSI common stock exchanged for accounts
  payable                                                22,080           --              --            22,100
Net loss                                                   --         (364,823)           --          (364,823)
                                                   ------------   ------------    ------------    ------------
Balance - September 30, 2002                       $ 19,470,219   $(21,421,784)   $    (18,000)   $ (1,953,656)
                                                   ============   ============    ============    ============













                See notes to consolidated financial statements.

                                                  MEDSOLUTIONS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                         2001           2002
                                                     -----------    -----------
                                                       Restated
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:


  Net loss                                           $(1,092,167)   $  (364,823)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      113,414         96,324
      Debt conversion expense                             19,500         28,300
      Loss from extinguishment of debt                    36,324           --
      Stock issued for services                             --            8,148
      Accounts receivable                               (211,137)        60,636
      Supplies                                            36,127          8,802
      Prepaid expenses and other current assets          (63,277)       (77,493)
      Accounts payable and accrued liabilities           431,084       (447,552)
      Bank overdraft                                      89,757       (114,685)
      Advances from stockholder                           41,686        111,554
                                                     -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES             (598,689)      (690,789)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (21,680)      (420,508)
  Increase in other non-current assets                      --          (33,815)
                                                     -----------    -----------
      NET CASH USED IN INVESTING
        ACTIVITIES                                       (21,680)      (454,323)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                     463,409        875,764
  Proceeds from notes payable - stockholder               55,000        615,000
  Payments on other long-term obligations                (77,594)      (329,635)
  Deferred offering costs                                (76,511)          --
                                                     -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          364,304      1,161,129
                                                     -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                           (256,065)        16,017

CASH AND CASH EQUIVALENTS - BEGINNING                    256,065           --
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END                      $      --      $    16,017
                                                     ===========    ===========




                See notes to consolidated financial statements.

                               MEDSOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                           2001          2002
                                                       -----------   -----------
                                                         Restated
                                                               (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                        $    72,921   $    88,348
                                                       ===========   ===========
  Income taxes paid                                    $      --     $      --
                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  INFORMATION:

    Stock issued in connection with loans and
      accounts payable                                 $   709,470   $   113,048
                                                       ===========   ===========

                               MEDSOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.  Description of Business

MedSolutions, Inc. (MSI) was incorporated in Texas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc. (EMSI), collects, transports, treats and disposes of regulated medical waste in north and south Texas.

NOTE  2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Amended Annual Report on Form 10-KSB, filed on September 17, 2002, for the year ended December 31, 2001, as amended for the restatement mentioned in Note 4 below.

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

In response to certain comments raised by the Securities and Exchange Commission with respect to the Company's originally filed registration statement and amendments thereto, the Company elected to restate certain of the financial information appearing in the consolidated financial statements for the year ended December 31, 2001 and the consolidated financial statements for the nine months and three months ended September 30, 2001. Accordingly, the consolidated financial statements for the year ended December 31, 2001 were restated to reduce previously recorded amounts of other income of $70,000 and to record additional interest expense of $30,000, relating to litigation provision as discussed in Note 8.

The consolidated financial statements for the nine months and three months ended September 30, 2001 were restated to reduce previously recorded amoutns of other income of -$0- and $-0-, respectively and to record additional interest expense of $22,500 and $7,500, respectively, relating to litigation provision. (See Note 8 entitled Litigation).

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

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                              At September 30,
                                                                       2002
                                                              ----------------

Convertible accrued salaries                                           652,644
Convertible debentures and unpaid interest                              45,804
Shares issuable to employees under stock bonus                         259,500
                                                              ----------------
        Total potentially dilutive common share equivalents            957,948
                                                              ================

NOTE  7.  Payroll Tax Delinquency

The Company is current in paying its payroll taxes for 2002 but was delinquent in paying its payroll taxes for the third and fourth quarters of 2000 and the second, third and fourth quarters of 2001. The total amount of the delinquency, including penalties and interest, was $362,109. Of such amount, the Company paid $24,000 during the months of July and August, $228,914 on September 27, 2002, and $109,195 on October 15, 2002. On October 16, 2002 the IRS released the federal tax lien against the Garland plant real property which was filed in June 2002.

NOTE  8.  Litigation

There has been no significant change in the status of litigation since the filing of the Amended Annual Report on Form 10-KSB for the year ended December
31, 2001. The Company continues to record an accrual for prejudgment interest expense of $7,500 per quarter totaling $22,500 for the nine-month periods ended September 30, 2002 and 2001. See Liquidity and Capital Resources on Page 13 for a description of pending litigation.

NOTE  9.  Business Disruption

During most of the month of January 2002, the waste incineration facility at UTMB in Galveston, Texas was not functioning. As a result, the Company was required to discontinue incineration activities at the facility while appropriate repairs were being made. UTMB restored proper functionality of the incinerator as of February 8, 2002. The UTMB facility is currently undergoing extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. The UTMB facility was shut down commencing April 15, 2002 to effect the foregoing renovations and improvements so that the facility will be able to comply with the New Source Performance Standards mandated by the Environmental Protection Agency (EPA). The Company expects the facility will be out of service for a minimum of 270 days.

The Company submitted an application to the Texas Commission on Environmental Quality (TCEQ), formerly known as the Texas Natural Resource Conservation Commission (TNRCC), to allow it to install an alternative regulated medical waste treatment operation at its Garland plant. On March 19, 2002, the Company received Temporary Authorization from the TNRCC permitting it to process its regulated medical waste using the autoclave method of treatment. The Company has approved a proposed capital expenditure budget of approximately $450,000 to install an autoclave treatment system and related equipment at its Garland facility to process its own regulated medical waste. Installation of the autoclave and related equipment was completed on August 28, 2002, and it has been operating since that date. On October 7, 2002, the Company was issued final approval for its amended permit application from the TCEQ.

NOTE  10.  Accrued Liabilities

         Accrued liabilities consist of the following:

                                          December 31,   September 30,
                                         -------------   -------------
                                              2001            2002
                                            Restated
                                         -------------   -------------
               Salaries                  $     428,844   $     576,519
               Payroll and other taxes         394,951         170,645
               Interest                        134,859         143,369
               Incineration expenses           334,527         133,826
               Insurance                        35,831         108,270
               Litigation provision            550,000         550,000
               Miscellaneous                   408,420         292,168
                                         -------------   -------------
                                         $   2,287,432   $   1,974,797
                                         =============   =============

NOTE 11.  Stockholder Loans

On August 28, 2002, the Company received the first of a series of three loans totaling $615,000 from a stockholder of the Company. The initial loan of $202,250 was used to repay the principal and accrued interest of a note, which was secured by all of the assets of the Company, due another stockholder totaling the same amount. The notes payable to the stockholder bear interest at the rate of 10 percent per annum and are payable monthly commencing September 28, 2002 for a period of 60 months. The total monthly payment amount is $13,067.

$90,000 of the proceeds of the notes was used to repay a second lien working capital note to Southtrust Bank, and the remainder of the proceeds were applied to payment of the delinquent 941 tax liability mentioned in Note 7 above. The loans are secured by a second lien deed of trust on the Garland, Texas plant. The liens securing the paid obligations were released in October and November.


NOTE 12.  Related Party Transactions

Related party payables at December 31, 2001 and September 30, 2002 to stockholders and officers amounted to $594,842 and $1,107,400, of which $421,829 and $500,342 are included in accrued liabilities, respectively.

Related party expenses included in the accompanying consolidated statements of operations are as follows:
                                         September 30,      September 30,

                                             2001               2002
                                             ----               ----
           Interest expense              $   10,125         $   22,617

           Fees                              7,250              4,000


NOTE 13.  Commitments and Contingencies

During July and August 2002 the Company purchased an autoclave, a boiler and constructed related infrastructure improvements, respectively, at its Garland facility totaling approximately $400,000. The Company has funded substantially all of its capital commitments through a Common Stock Unit Offering which began July 15, 2002, of up to ten units at $60,000 per unit to existing accredited stockholders of the Company. Each unit consists of 40,000 shares of the Company's common stock at $1.50 per share. Through October 31, 2002, the Company sold approximately $520,000 of common stock under this offering. The Company is paying into a trust fund one-half cent per pound of waste processed at the Garland facility for a period of two years with a guaranteed volume of 800,000 pounds per month, which fund will be distributed to the participants in the offering on a quarterly basis at the rate of one-tenth per unit of the trust. The initial processing began August 29, 2002 and the initial royalty period was August 29 to September 30, 2002. Royalties earned during such period were charged to expense and included in cost of sales in the accompanying statement of operations for the month of September 2002.

In April 2002 we executed lease agreements with a major leasing company for the replacement of certain transportation equipment, and the addition of three other trucks. We do not expect the monthly outlay for the new vehicles (approximately $1,500 per vehicle per month), including the lease costs and the fixed maintenance expenses, to exceed comparable costs we have been incurring during the past year. The lease terms range from 72 months for five of the trucks to 84 months for the remaining three and will commence upon delivery of the trucks expected to be August through November 2002. Future minimum lease payments for these leases are expected to be $99,134 in each of the years ended 2003 through 2007 and $104,840 thereafter.


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

         Our revenues were $3,907,250 for the nine months ended September 30, 2002 (unaudited). We derive our revenues from services to two principal types of customers: (i) long-term care facilities, outpatient clinics, medical and dental offices, municipal entities and other smaller-quantity generators of regulated medical waste ("secondary waste generators"); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("primary waste generators"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with "secondary waste generators" customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other
"primary waste generators" customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. As of September 30, 2002, we served approximately 800 customers.

         The financial information presented for the nine months and three months ended September 30, 2001 has been restated as discussed in Footnote 4 of the Notes to Consolidated Financial Statements included herein. The restatement affects amounts recorded as interest expense related to pending litigation during 2001 and significantly affects certain accruals for pending litigation and other matters dating back to 1999.

Nine Months and Three Months Ended September 30, 2001 and 2002 (unaudited)

                                                  Nine Months Ended              Three Months Ended
                                                     September 30,                   September 30,
                                                Restated                        Restated
                                              ------------                    ------------
                                                   2001            2002            2001            2002
                                              ------------    ------------    ------------    ------------
Revenues                                      $  2,879,045    $  3,907,250    $  1,007,288    $  1,385,680

Cost of revenues                                 2,806,370       2,780,402         863,293         916,347
                                              ------------    ------------    ------------    ------------
Gross profit                                       (72,675)      1,091,448         143,995         469,333

Selling, general and administrative expenses       868,499       1,348,784         311,457         459,694
                                              ------------    ------------    ------------    ------------
Income (loss) from operations                     (795,824)       (221,936)       (167,462)          9,639

Depreciation and amortization                      113,414          96,324          31,223          39,065
Interest expense                                   128,383         102,906          42,385          41,826
Debt conversion expense                             19,500          28,300            --              --
Other income                                        (1,278)        (84,643)         (1,278)        (51,133)
                                              ------------    ------------    ------------    ------------
Loss before extraordinary item                  (1,055,843)       (364,823)       (239,792)        (20,119)

Extraordinary item - loss from
  extinguishment of debt, net of
  income tax benefit of $-0-                       (36,324)           --           (17,543)           --
                                              ------------    ------------    ------------    ------------
Net loss                                      $ (1,092,167)   $   (364,823)   $   (257,335)   $    (20,119)
                                              ------------    ------------    ------------    ------------
Basic and diluted net loss per common
share:
  Before extraordinary item                   $      (0.08)   $      (0.02)   $      (0.02)   $      (0.00)
  Extraordinary item                                 (0.00)          (0.00)          (0.00)          (0.00)
                                              ------------    ------------    ------------    ------------
  Net loss                                    $      (0.08)   $      (0.02)   $      (0.02)   $      (0.00)
                                              ============    ============    ============    ============
Weighted  average  common  shares used
in basic and diluted loss per share             13,659,512      15,637,383      14,113,267      15,827,466
                                              ------------    ------------    ------------    ------------

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Revenues. Our revenues increased $1,028,205, or 35.7% to $3,907,250 during the nine months ended September 30, 2002 from $2,879,045 during the nine months ended September 30, 2001. The increase in revenue from 2001 was due primarily to increased volume of medical waste processed from current and new customers and to a lesser extent from price increases.

         Cost of Revenues. Our cost of revenues decreased $25,968 or .9% to $2,780,402 during the nine months ended September 30, 2002 from $2,806,370 during the nine months ended September 30, 2001. The decrease was primarily due to lower operating costs at the UTMB incineration facility following its shutdown in mid April 2002 and lower transportation costs offset by slightly higher container costs resulting from increased volume of waste processed partially offset by a debt extinguishment credit of $35,400.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $480,285, or 55.3% to $1,348,784 during the nine months ended September 30, 2002 from $868,499 during the nine months ended September 30, 2001. The increase was attributable principally to higher payroll and payroll-related expenses and legal, accounting and consulting fees. Our office rental expenses were reduced in 2001 by subleasing a portion of our corporate offices. Our sublease was terminated on September 30, 2001. A substantial part of the parent company salaries in 2002 and 2001 were accrued but not paid. The increase was attributable to an approximately equal increase in EMSI selling, general and administrative expenses and the expenses of the parent company offset by a debt extinguishment credit of $23,184.

         Depreciation and Amortization. Depreciation and amortization declined by $17,090 or 15.1% to $96,324 during the nine months ended September 30, 2002 from $113,414 during the nine months ended September 30, 2001. The decrease was due primarily to reduced depreciation expense related to several EMSI assets that became fully depreciated during 2001 offset by an increase in depreciation expense during September 2002 related to the new autoclave installed in our Garland, Texas facility.

         Interest expense. Our interest expense decreased $25,477, or 19.8% to $102,906 during the nine months ended September 30, 2002 from $128,383 during the nine months ended September 30, 2001. Interest expense declined in EMSI and in the parent company during the period as a result of modest debt reductions. In 2002 we charged interest expense for $22,500 in connection with pending litigation with the State of Texas, whereas in 2001 we charged interest for $37,868 in connection with pending litigation. Interest expense in EMSI will continue to decline as a result of debt payoff to Southtrust Bank in September 2002 and will increase in the parent company because of the new loan of $615,000 from a stockholder discussed in the liquidity section below.

         Debt conversion expense. We allowed our president to convert his advances receivable into our Common Stock at a conversion rate of $0.75 per share. In connection with such conversion, we charged $28,300 to debt conversion expense in the first quarter of 2002. The comparable charge in 2001 amounted to $19,500.

         Other income. During the nine months ended September 30, 2002, the Company and EMSI were the beneficiaries of certain debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income. There were no comparable significant credits during the nine months ended September 30, 2001.

         Net loss. Net losses were $364,823 during the nine months ended September 30, 2002 compared to a loss of $1,092,167 during the nine months ended September 30, 2001. The reduced loss in 2002 was primarily due to the factors described above.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Revenues. Our revenues increased $378,392, or 37.6% to $1,385,680 during the three months ended September 30, 2002 from $1,007,288 during the three months ended September 30, 2001. The increase in revenue from 2001 was due primarily to increased volume of medical waste processed from current and new customers and to a lesser extent from price increases and slightly higher disposal fees charged to UTMB because of incinerator downtime.

         Cost of Revenues. Our cost of revenues increased $53,054 or 6.2% to $916,347 during the three months ended September 30, 2002 from $863,293 during the three months ended September 30, 2001. The increase was primarily due to higher third-party disposal costs related to UTMB incinerator downtime offset by reduced in-house treatment and disposal costs and lower transportation. Container costs increased slightly during the period. Costs of revenues in the three months ended September 30, 2002, were reduced by a debt extinguishment credit of $35,400

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $148,237, or 47.6% to $459,694 during the three months ended September 30, 2002 from $311,457 during the three months ended September 30, 2001. The increase was attributable principally to higher payroll and payroll-related expenses and legal, accounting and consulting fees. Our office rental expenses were reduced in 2001 by subleasing a portion of our corporate offices. Our sublease was terminated on September 30, 2001. A substantial part of the parent company salaries in 2001 were accrued but not paid. Approximately one-third of the increase was attributable to an increase in EMSI selling, general and administrative expenses and the remainder of the increase to an increase in the expenses of the parent company offset by a debt extinguishment credit of $23,184.

         Depreciation and Amortization. Depreciation and amortization increased by $7,842 or 25.1% to $39,065 during the three months ended September 30, 2002 from $31,223 during the three months ended September 30, 2001. The increase was due primarily to reduced depreciation expense related to several EMSI assets that became fully depreciated during 2001 offset by an increase in depreciation expense during September 2002 related to the new autoclave installed in our Garland, Texas facility.

         Interest expense. Our interest expense decreased $559, or 1.3% to $41,826 during the three months ended September 30, 2002 from $42,385 during the three months ended September 30, 2001. Interest expense declined in EMSI during the period as a result of modest debt reductions but increased in the parent company because of the new loan of $615,000 from a stockholder discussed in the liquidity section below. In 2002 and 2001 we charged interest for $7,500 and $12,058, respectively, on pending litigation.

         Other income. During the three months ended September 30, 2002, the Company and EMSI were the beneficiaries of certain debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income. There were no comparable significant credits in the third quarter of 2001.

         Net loss. Net losses were $20,119 during the three months ended September 30, 2002 compared to $257,357 during the three months ended September 30, 2001. The reduced loss in 2002 was primarily due to the factors described above.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during 2002 were approximately $114,000 per month higher than the monthly average revenue for 2001. The principal uses of liquidity are payments for labor, material and expenses, debt and lease obligations, federal payroll withholding taxes to carry out our regulated medical waste management services. The UTMB Facility did not operate for much of 2001 and 2002, causing increased transportation costs and alternative regulated medical waste processing costs and resulting in the continuation of significant operating losses and cash flow deficiencies.

         We are of the opinion that our existing cash position and cash flow from operations will not enable us to satisfy our current cash requirements. We will be required to obtain additional financing to implement our business plan. Historically, we have met our cash requirements from a combination of revenues from operations (which by themselves have been insufficient to meet such requirements), shareholder loans and advances, and proceeds from the sale of our debt and equity securities.

Going concern
-------------

         The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the Company's annual consolidated financial statements, the Company incurred restated consolidated net losses of $2,007,861 and $2,747,923 for the years ended December 31, 2001 and 2000, respectively, which losses have continued into the first, second and third quarters of 2002. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2001 and September 30, 2002. The Company has remained current with its payroll taxes for the year 2002, and has paid the substantial EMSI payroll tax obligation amounting to approximately $362,000 for the years ended December 31, 2001 and 2000. On October 16, 2002 a Certificate of Release of Federal Tax Lien was executed by the Internal Revenue Service.


History of negative cash flow
-----------------------------

         Historically, shareholders of the Company have funded cash flow deficits. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing and a proposed capital expenditure program at the Company's Garland facility, the Company has received, from private placements of the Company's Common Stock, approximately $857,273, $731,767, and $875,764 during the years ended December 31, 2000, 2001, and the nine months ended September 30, 2002, respectively. One of our largest stockholders loaned the Company a total of $615,000 in August and September 2002 for the purpose of repaying a debt to our largest shareholder of approximately $202,000, a bank loan of approximately $90,000 and our unpaid 941 taxes of approximately $323,000. During 2001 our largest stockholder loaned the Company $55,000. Also, our President has advanced funds for working capital to us from time to time totaling $262,721 through December 31, 2001, and an additional $110,000 during the nine months ended September 30, 2002. There is no assurance that such private placement funding and loans and advances will continue to satisfy our cash needs.

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

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of $4,028,168 at September 30, 2002. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

Litigation by a bonding company
-------------------------------

         We, along with certain of our officers and directors, were named as defendants in a lawsuit in North Carolina in 1998 and a default judgment was entered in 1999. The judgment has been satisfied, but a bonding company has filed a lawsuit against us claiming damages of $254,708, plus interest and attorneys fees as indemnification for the payments made to plaintiffs in connection with a bond posted on behalf of us. We have responded alleging, among other things, accord and satisfaction and believe that by seizing the shares of our Common Stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have a valid claim against us. An accrual for the principal amount of the claim is reflected in the accompanying consolidated balance sheets. In addition, we are currently engaged in settlement discussions with the bonding company. However, there can be no assurance that we will prevail, and if we lose the lawsuit, it will significantly reduce cash available for continuing operations.

Litigation by the State of Texas
--------------------------------

         The Company is named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claims that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. The Company has answered and has denied all of the plaintiff's allegations. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $290,000. Accordingly, an accrual of $290,000 was reflected in the accompanying December 31, 2001 and 2000 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000 and $44,000 in the years ended December 31, 2001 and 2000, respectively, and $22,500 in each of the nine-month periods ended September 30, 2002 and 2001. In October 2002 the judge ordered the parties to mediation. There can be no assurance as to the outcome of this litigation, and if the Company loses the lawsuit, it will significantly reduce cash available for continuing operations.

Discussion of Liquidity

September 30, 2002 Compared to December 31, 2001

         At September 30, 2002, our working capital deficit was $2,478,949 compared to a working capital deficit of $3,261,775 at December 31, 2001. The decrease in working capital deficit was primarily due to an increase in cash and prepaid insurance offset by reductions in accounts receivable and by decreases in our bank overdraft, accounts payable, accrued liabilities, notes payable - stockholder offset by a slight increase in advances from stockholder.

September 30, 2002 Compared to September 30, 2001

         Net Cash. Net cash used in operating activities was $690,789 during the nine months ended September 30, 2002 compared to $598,689 during the nine months ended September 30, 2001. The comparable use of cash reflects a significantly reduced net loss offset by slightly lower non cash expenses related to depreciation and debt conversion expense, a decrease in accounts receivable and supplies and receipt of advances from a stockholder, offset by significant reductions in accounts payable and accrued liabilities and our bank overdraft.

         Net cash used in investing activities during the nine months ended September 30, 2002, was $454,323 attributable to property additions and permit costs compared to modest expenditures during the nine months ended September 30, 2001. Approximately $400,000 of the property additions were made to the Garland, Texas facility to install a new autoclave and related equipment for treating medical waste.

         Net cash provided by financing activities were significantly higher at $1,161,129 during the nine months ended September 30, 2002, compared to $364,304 during the nine months ended September 30, 2001. Proceeds from the sale of Common Stock were higher by $412,355, and proceeds from note payable stockholder increased by $560,000. Payments on long-term and other obligations increased in 2002 to $329,635 from $77,594 during the nine months ended September 30, 2001. Contributing to the decrease in 2001 were payments to LBCG of $50,000 toward the administrative costs of a proposed offering of high yield bonds and equity securities and other deferrable costs of $26,511.

         The net cash increase during the nine months ended September 30, 2002 was $16,017 compared to a decrease of $256,065 during the nine months ended September 30, 2001, and is comprised of the items discussed above.

Other Liquidity Matters

         At September 30, 2002, our long-term obligations were $952,306, including bank debt of $269,905, a note payable to a stockholder of $607,058, and installment notes of $75,343. One of our largest stockholders loaned the Company a total of $615,000 in August and September 2002 for the purpose of repaying a note to our largest stockholder of approximately $202,000, which was secured by al of the assets of the Company, a bank loan of approximately $90,000 and our unpaid 941 taxes of approximately $323,000. The new note bears interest at the rate of 10 percent per annum and is repayable in 60 equal monthly installments of $13,067, including interest, beginning September 28, 2002, and is secured by a second lien deed of trust on the real property at our Garland, Texas facility. On July 31, 2000, we exchanged a note payable to our single largest stockholder for 1,850,000 shares of our Common Stock. In connection with this exchange a new note in the amount of $116,667 was issued for the interest that had accrued until the date of conversion. The note was increased in July 2001 by an additional loan of $55,000 from the stockholder. The note, due July 31, 2002, bore interest at 10% per annum and was collaterized by certain future royalties, if any, from the sale of the EnviroClean(R) Systems and the related patented technology and by all other tangible and intangible assets of the Company. The note was repaid in full with accrued interest on August 28, 2002, and the lien was released on November 4, 2002.

         Our bank debt at September 30, 2002, $269,905, is secured by a first lien on the Garland, Texas facility, and bears interest at a variable rate based on the national prime rate, plus 0.5% as published in the Wall Street Journal. The note is payable in minimum monthly installments of principal and interest totaling $3,186, matures in July 2011, and is guaranteed by Mr. Matthew Fleeger, our President and Chief Executive Officer.

         As of September 30, 2002, our debt to another bank of approximately $90,000, formerly collaterized by the EnviroClean(R) System located at the Garland, Texas facility and a second lien on the facility, was repaid from the proceeds of the new stockholder note. The note bore interest at a rate of 10% per annum, was payable in monthly installments of principal and interest totaling $4,315 through July 2004, and was guaranteed by Mr. Fleeger. On September 10, 2002 the note was paid in full and the lien on the facility was released on November 6, 2002.

         Although at present we are current on our bank note payments, we have in the past occasionally been in arrears on the bank notes and in default on certain other matters. To date, the banks have not exercised their rights of recourse, or sought other remedies against us. We do not believe that the banks will demand payment in full due to the past instances of default. However, we have classified the entire amount payable to the banks as a current liability in the December 31, 2001 and September 30, 2002, balance sheets since the banks have the right to demand payment in full. We are currently seeking a debt compliance waiver from the remaining bank in an effort to be able to classify most of the bank debt as a non current liability.

         We are also obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006, and are payable in monthly installments of approximately $2,798. The notes are collateralized by the equipment acquired therewith.

         We have two series of convertible debentures outstanding totaling $40,135 at September 30, 2002 and December 31, 2001. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2002 or 2001.

Material Commitments For Capital Expenditures

         In April 2002 we executed lease agreements with a major leasing company for the replacement of certain transportation equipment, and the addition of three other trucks. We do not expect the monthly outlay for the new vehicles (approximately $1,500 per month), including the lease costs and the fixed maintenance expenses, to exceed comparable costs we have been incurring during the past year. The lease terms range from 72 months for five of the trucks to 84 months for the remaining three and will commence upon delivery of the trucks expected in August through November 2002.

         The Company submitted an application to the TNRCC to allow it to install alternative regulated medical waste treatment equipment at its Garland plant. On March 19, 2002, the Company received Temporary Authorization from the TNRCC permitting it to process its regulated medical waste using the autoclave method of treatment. The Company approved a capital expenditure budget of approximately $450,000 to install an autoclave treatment system and related equipment at its Garland facility to process its own regulated medical waste. The autoclave became operational on August 29, 2002.

         During July and August 2002 the Company purchased an autoclave, a boiler and constructed related infrastructure improvements, respectively, at its Garland facility totaling approximately $400,000. The Company has funded substantially all of its capital commitments through a Common Stock Unit Offering which began July 15, 2002, of up to ten units at $60,000 per unit to existing accredited stockholders of the Company. Each unit consists of 40,000 shares of the Company's common stock at $1.50 per share. Through October 31, 2002, the Company sold approximately $520,000 of common stock under this offering. The Company is paying into a trust fund one-half cent per pound of waste processed at the Garland facility for a period of two years with a guaranteed volume of 800,000 pounds per month, which fund will be distributed to the participants in the offering on a quarterly basis at the rate of one-tenth per unit of the trust. The initial processing began August 29, 2002 and the initial royalty period was August 29 to September 30, 2002. Royalties earned during such period were charged to expense and included in cost of sales in the accompanying statement of operations for the month of September 2002.

Other Matters

         During much of January 2002, the UTMB Facility was not functioning. As a result, we were required to discontinue incineration activities at the facility while appropriate repairs were being performed. UTMB restored functionality as of February 8, 2002. On April 15, 2002, UTMB began extensive modifications and improvements to the incinerator in order to maintain compliance with certain federal and state regulatory requirements and to comply with the New Source Performance Standards mandated by the EPA that take effect in September 2002 . We have been unable to incinerate waste at the UTMB Facility since April 15, 2002. We expect the incinerator to be out of service for a minimum of 270 days. We submitted an application to the TNRCC to allow us to install an alternative state-approved technology at our Garland Facility. On March 19, 2002, we received Temporary Authorization from the TNRCC permitting us to process our regulated medical waste using the autoclave method of treatment for a period of six months. We installed an autoclave and associated equipment in our Garland plant and began treating and disposing of our regulated medical on August 29, 2002. We also submitted an application to the TQEC for an additional 180-day extension of the Temporary Authorization which was approved. On October 7, 2002, we received approval for our permit amendment application for the Garland plant. In February 2002, we received $525,000 from an existing shareholder to purchase 500,000 shares of our Common Stock. Our Board of Directors approved the sale of the shares.

Item 3.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-QSB, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) promulgated under the Securities Exchange Act of 1934 are effective.

(b)      Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

     Item 1.      Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2001. However, the Company has reevaluated the status of the lawsuit filed by the State of Texas and has retroactively increased the litigation provision expense by $230,000, which was charged to expense in the fourth quarter of the year ended December 31, 2000, and has recorded an accrual for prejudgment interest expense of $30,000 and $44,000 for the years ended December 31, 2001 and 2000, respectively, and $22,500 in each of the nine-month periods ended September 30, 2002 and 2001.

     Item 2.      Changes in Securities

During the nine months ended September 30, 2002, we issued 748,591 shares of Common Stock for a total of $875,764. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

         10.5 Exclusive Medical Waste Service Agreement, dated March 21, 2002, between EnviroClean Management Services, Inc. and Christus Spohn Health System (filed as Exhibit 10.5 to the Company's Form 10-QSB filed on August 16, 2002, and incorporated herein by reference).+

         10.6 Medical Waste Transportation and Disposal Agreement, dated March 1, 2001, between EnviroClean Management Services, Inc., and Trinity Mother Frances Regional Health Center (filed as
                  Exhibit 10.6 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).+

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

         10.11 Purchase Agreement for the purchase of an autoclave for the Company's Garland facility between EnviroClean Management Services, Inc. and BondTech, Inc. (filed as Exhibit 10.11 to the Company's Form 10-QSB filed on August 19, 2002, and incorporated herein by reference).

         10.12 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $202,250.79.**

         10.13 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $90,000.00.**

         10.14 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $322,749.21.**

         99.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

         99.2     Certification of Chief Financial Officer of MedSolutions, Inc.
                  Pursuant to 18 U.S.C. Section 1350.**
__________
         (*)      Denotes  a  management   contract  or  compensatory   plan  or
                  arrangement.
         (+)      Confidential  treatment was requested  with respect to certain
                  portions  of  this  exhibit.   Omitted   portions  were  filed
                  separately with the SEC at the time the exhibit was filed.
         (**)     Filed herewith.

         (b)      Reports on Form 8-K.
                  -------------------

         The Company filed a report on Form 8-K on October 8, 2002, reporting a change in the Registrant's certifying accountant. As a result of the merger of several of the Partners of Grassi & Co., CPA's into Marcum & Kliegman, LLP, the Company dismissed Grassi & Co., CPA's and engaged Marcum & Kliegman, LLP as its independent accountant. The Board of Directors of the Company approved the decision to change independent accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MEDSOLUTIONS, INC.


Dated:  November 14, 2002          By: /S/  Matthew H. Fleeger
                                      ------------------------------------------
                                      Matthew H. Fleeger, President and
                                      Chief Executive Officer

Dated:  November 14, 2002          By: /S/  Sam Hicks
                                      ------------------------------------------
                                      Sam Hicks, Senior Vice President, Chief
                                      Financial Officer and Principal Accounting
                                      Officer

                                 CERTIFICATIONS

I, Matthew H. Fleeger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MedSolutions, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                                     /S/  MATTHEW H. FLEEGER
                                                     ------------------------
                                                     Chief Executive Officer
                                                     Date:  November 14, 2002

I, Sam Hicks, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MedSolutions, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                                     /S/  SAM HICKS
                                                     ------------------------
                                                     Chief Financial Officer
                                                     Date:  November 14, 2002

                                INDEX TO EXHIBITS

   EXHIBIT
     NO.          DESCRIPTION
-----------------------------
         3.1      Articles  of  Incorporation  of the  Company,  filed  with the
                  Secretary  of Sate of the State of Texas on November  12, 1993
                  (filed as Exhibit  3.1 to the  Company's  Form 10-SB  filed on
                  July 16, 2001, and incorporated herein by reference).

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

         10.5 Exclusive Medical Waste Service Agreement, dated March 21, 2002, between EnviroClean Management Services, Inc. and Christus Spohn Health System (filed as Exhibit 10.5 to the Company's Form 10-QSB filed on August 16, 2002, and incorporated herein by reference).+

         10.6 Medical Waste Transportation and Disposal Agreement, dated March 1, 2001, between EnviroClean Management Services, Inc., and Trinity Mother Frances Regional Health Center (filed as
                  Exhibit 10.6 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).+

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

         10.11 Purchase Agreement for the purchase of an autoclave for the Company's Garland facility between EnviroClean Management Services, Inc. and BondTech, Inc. (filed as Exhibit 10.11 to the Company's Form 10-QSB filed on August 19, 2002, and incorporated herein by reference).

         10.12 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $202,250.79.**

         10.13 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $90,000.00.**

         10.14 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $322,749.21.**

         99.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

         99.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

__________
         (*)      Denotes  a  management   contract  or  compensatory   plan  or
                  arrangement.
         (+)      Confidential  treatment was requested  with respect to certain
                  portions  of  this  exhibit.   Omitted   portions  were  filed
                  separately with the SEC at the time the exhibit was filed.
         (**)     Filed herewith.