Form 10KSB
period 2002-12-31
MEDSOLUTIONS INC
filed 2003-04-16
CIK 1144870

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------

                                   FORM 10-KSB

{X} ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002.

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____ TO _____.

                         Commission file number: 0-32995

                               MEDSOLUTIONS, INC.
                 (Name of small business issuer in its charter)

            Texas                                                75-2531556
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                 12750 Merit Drive, Park Central VII, Suite 770
                              Dallas, Texas 75251
           (Address of principal executive office including zip code)

                                 (972) 931-2374
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of Class)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form { }

State Issuer's revenues for most recent fiscal year: $5,410,710

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.

The number of shares outstanding of registrant's common stock, $.001 par value per share as of March 15, 2003, was 16,347,154 shares.

Transitional Small Business Disclosure Format (check one): Yes { }  No {X}

================================================================================

                               MEDSOLUTIONS, INC.
                        2002 ANNUAL REPORT ON FORM 10-KSB
                                      INDEX

Part I.                                                                     Page
                                                                            ----
    Item 1.  Description of Business                                          1
    Item 2.  Description of Property                                         11
    Item 3.  Legal Proceedings                                               12
    Item 4.  Submission of Matters to a Vote of Security Holders             13
Part II.
    Item 5.  Market for Common Equity and Related Stockholder Matters        13
    Item 6.  Management's Discussion and Analysis or Plan of Operation       14
    Item 7.  Consolidated Financial Statements                               20
    Item 8.  Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosures                                       20

Part III.
    Item 9.  Directors,  Executive  Officers, Promoters and Control Persons,
             Compliance With Section 16(a) of the Exchange Act               20
    Item 10. Executive Compensation                                          22
    Item 11. Security  Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      24
    Item 12. Certain Relationships and Related Transactions                  26
    Item 13. Exhibits and Reports on Form 8-K                                27
    Item 14. Controls and Procedures                                         29
Signatures                                                                   30
Certifications under Section 302 of the Sarbanes-Oxley Act of 2002           31
Audited Consolidated Financial Statements                                    F-i
Exhibit Index

                SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. You should exercise extreme caution with respect to all forward-looking statements contained in this Form 10-KSB. Specifically, the following statements are forward-looking:

o        statements   regarding   our  overall   strategy   including,   without
         limitation, our intended markets, service offerings and acquisitions and our expected liquidity and capital resources;

o statements regarding the plans and objectives of our management for future operations, expectations for sales and marketing and the size and nature of the costs we expect to incur and the people and services we may employ;

o        statements regarding anticipated trends in our business;

o        statements regarding regulations that may affect us;

o statements regarding our competition and our ability to compete with third parties;

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

                                     PART I

Item 1.  Description of Business

Company Overview

         MedSolutions, Inc. ("we," "us," or the "Company"), a Texas corporation that was organized on November 11, 1993, is a diversified holding company that provides complete and effective waste management outsource solutions marketed and serviced through two wholly owned subsidiaries. Through EnviroClean Management Services, Inc. ("EMSI"), from which we currently derive virtually all of our revenue, we are primarily engaged in regulated medical waste management services, which include collecting, transporting, treating and disposing of regulated  medical  waste  from  a  variety  of  healthcare  customers.  Through
ShredSolutions,  Inc.  ("SSI"),  we  market  a fully  integrated,  comprehensive service for the collection, transportation and destruction of Protected Healthcare Information (PHI) and other confidential documents, primarily those generated by healthcare providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). We are a fully integrated regulated medical waste management company providing medical waste and PHI collection, transportation, treatment and disposal and related consulting, training and education services and products. Our two principal groups of customers include small medical waste generators such as outpatient clinics, medical and dental offices and long-term and sub-acute care facilities and large medical waste generators such as hospitals, blood banks and pharmaceutical manufacturers. We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they were to manage their regulated medical waste or PHI destruction internally. Moreover, by outsourcing these waste management, PHI destruction, consulting and other services to us, our customers reduce or eliminate their risk of the large fines associated with regulatory non-compliance.

Business Background

         We were originally incorporated as Advanced EnviroTech Systems, Inc., and subsequently changed our name to EnviroClean International, Inc., for the purpose of developing, designing and manufacturing a patented solid waste treatment technology, the EnviroClean(R)Thermal Oxidation System, which we may sometimes refer to as the "EnviroClean(R)System", for the destruction of regulated medical and other specialized waste streams generated by the medical, commercial and industrial business communities in an environmentally sound manner. We have two issued patents (No. 5,680,820 and No. 5,730,072) and a trademark regarding the EnviroClean(R)System. Although we were established for the purpose of developing, manufacturing and marketing of the EnviroClean(R) System, our success in that regard has been marginal, and we have not produced significant revenue or any profit from such activity. Lack of funds for the development, modification and marketing of the EnviroClean(R)System, coupled with the general lack of acceptance and demand, and the cost of production and operation of the product, contributed to our disappointing results in prior periods. There are no plans to reactivate the development of the EnviroClean System. In 1999, we altered our focus from the development of the EnviroClean System to the development of our regulated medical waste management service business and modified our business model to emulate that of the industry leader, but with an emphasis on customer service. In addition, we have also focused on the creation and development of subsidiaries that can provide our large base of health care provider customers with other health care related waste services. From the time we changed our business strategy, our business has seen a dramatic turnaround and a more receptive market.

Industry Overview

         The  regulated  medical  waste  industry  arose with the Medical  Waste
Tracking Act of 1988, or MWTA, which Congress enacted in response to media attention after medical waste washed ashore on ocean beaches, particularly in New York and New Jersey. Since the 1980s, government regulation has increasingly required the proper handling and disposal of the medical waste generated by the health care industry. Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood and blood products.

         According to the industry leader, the size of the regulated medical waste market in the United States is approximately $3.0 billion and is in excess of $10.0 billion when ancillary services such as PHI destruction, re-useable sharps container programs, training, education, product sales and consulting services are taken into account. Industry growth is driven by a number of factors. These factors include:

         Pressure To Reduce Hospital Costs. The health care industry is under pressure to reduce costs and improve efficiency. To accomplish this reduction, outside contractors are being hired to perform some services, including medical waste management, PHI destruction and re-useable sharps container programs. We believe that our medical waste management services help health care providers reduce costs by reducing their medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to bloodborne pathogens and other infectious material, and reducing the amount of money invested in on-site treatment of medical waste and/or PHI destruction.

         Shift to Off-Site Treatment. We believe that managed care and other health care cost-containment pressures are causing patient care to shift from institutional higher-cost acute-care settings to less expensive, smaller, off-site treatment alternatives. Many common diseases and conditions are now being treated in smaller non-institutional settings. We believe that these non-institutional alternate-site health care expenditures will continue to grow as cost-cutting pressures increase. Typically these type of settings generate only small amounts of medical waste; thus, the potential risks of non-compliance with applicable state and federal medical waste regulations is disproportionate to the cost of services we can provide.

         Aging of U.S. Population. According to industry statistics, the "baby boom" generation (births between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation will continue to result in an increase in the average age of the population, while falling mortality rates ensure that the average person will live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves, more tests and procedures become available. All of these factors lead to increased generation of medical waste.

         Environmental and Safety Regulation. Our industry is subject to extensive regulation beyond the MWTA. For example, the Clean Air Act Amendments of 1990 (the "Clean Air Act") regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations have increased the costs of operating medical waste incinerators and have resulted in the closures of several on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, Occupational Safety and Health Administration, or OSHA, has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. These regulations underlie the expansion of our service offerings to include OSHA compliance services for health care providers.

Services and Operations

         Our services and operations are comprised of the collection, transportation, treatment, and disposal of regulated medical waste and PHI, together with related training and education programs, consulting services and product sales. We have two treatment/collection facilities and one transfer station located in the state of Texas that serve our customers. We develop programs to help our customers learn how to properly handle, separate and package for disposal medical waste. We also advise our health care customers on the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer consulting services to our health care customers for OSHA compliance and to assist them in reducing the amount of medical waste they generate. We have over 1000 medical waste disposal agreements with customers for the collection of their medical waste and/or PHI. During 2002, the University of Texas Medical Branch ("UTMB") accounted for approximately 22.0% of our revenue, Baylor Health Care System approximately 10.8%, Methodist Medical Center approximately 6.6%, Christus Spohn Hospital System approximately 6.5%, Texas Health Resources System approximately 6.2%, and East Texas Medical System approximately 5.7%. The loss of any of these sources of revenue could reduce our revenues, increase our losses from operations and materially impact our ability to be profitable.

         Collection and Transportation. We consider efficiency of collection and transportation to be a critical element of our operations because it represents approximately one-half of our operating costs. We utilize a sophisticated routing software to optimize our routes. We try to maximize the number of stops on each route. We use a global positioning system ("GPS") tracking system for our collection vehicles to improve efficiency. We try to match the size of our collection vehicles to the amount of medical waste to be collected at a particular stop or on a particular route. We collect reusable containers or corrugated boxes of medical waste from our customers at intervals depending upon customer requirements, terms of service and volume of medical waste produced. The containers or boxes are inspected at each customer's site prior to pickup. The waste is then transported directly to one of our treatment facilities or to our transfer station where it is combined with other medical waste and transported to a treatment facility. In some select circumstances we transport medical waste to other specially licensed medical waste treatment facilities.

         As part of our collection operations, we supply specially designed containers for use by most of our customers. We have reusable plastic containers that are leak and puncture-resistant. The plastic containers enable our customers to reduce costs by reducing the number of times that medical waste is handled, eliminating the cost (and weight) of corrugated boxes and potentially reducing liability resulting from human contact with medical waste. The plastic containers are designed to maximize the loads that will fit within the cargo compartments of our standard trucks and trailers. If a customer generates a large volume of waste, we will place a large temporary storage container or trailer on the customer's premises. In order to maximize regulatory compliance and minimize potential liability, we will not accept medical waste unless it is properly packaged by customers in containers that we have either supplied or approved.

         Treatment and Disposal. Upon arrival at a treatment facility, containers or boxes of medical waste are typically scanned to verify that they do not contain any unacceptable substances like radioactive material. Any container or box that is discovered to contain unacceptable waste is returned to the customer. After inspection, the waste is treated using one of our treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for disposal in a landfill operated by parties unaffiliated with us. After the plastic containers have been emptied, they are washed, sanitized and returned to customers for re-use.

         Treatment   Technologies.   We  currently  use  both   autoclaving  and
incineration technologies for treating regulated medical waste.

         Autoclaving. Autoclaving treats medical waste with steam at high temperature and pressure to kill pathogens. Autoclaving alone does not change the appearance of waste, and recognizable medical waste may not be accepted by some landfill operators, but autoclaving may be combined with a shredding or grinding process to render the medical waste unrecognizable.

         Incineration. Incineration burns medical waste at elevated temperatures and reduces it to ash. Incineration reduces the volume of waste, and it is the recommended treatment and disposal option for some types of medical waste such as anatomical waste or residues from chemotherapy procedures. However, air emissions from incinerators can contain certain byproducts, which are subject to federal, state and, in some cases, local regulation. In addition, the ash byproduct of incineration may be regulated in some instances.

Our current capacity to treat regulated medical waste is approximately divided between these treatment methods in the following percentages:

                   autoclaving                    60%
                   incineration                   40%

We vary our treatment of medical waste among available treatment technologies based on the type of waste and capacity and pricing considerations in each service area, in order to minimize operating costs and capital investments.

         Disposal Operations. We operate two permitted treatment facilities. Our treatment/transfer facility located in Garland, Texas can service North Texas, Oklahoma, Arkansas and Louisiana with an emphasis on the Dallas/Ft. Worth service area (the "Garland Facility"). Our other facility is located in Galveston, Texas, which can service customers located in South Texas and Southern Louisiana with an emphasis on the Greater Houston service area. The Galveston facility is owned by UTMB (the "UTMB Facility"), a component of the University of Texas System, which is an agency of the State of Texas. We use the UTMB Facility for the disposal of waste streams that we collect and transport for our customers located in this region, and also for waste streams generated by UTMB and its affiliates. As part of our acquisition of BMI Services, Inc. ("BMI") in 1996, BMI's contract to operate the medical waste incineration facility at UTMB and to provide medical waste incineration services to UTMB was assigned to us. Our current agreement with UTMB expires in December 2005. We are currently in negotiations with UTMB to extend the term of the agreement.

         Under the current agreement with UTMB, certain fees that we must pay UTMB will increase on a gradual annual basis, including a fixed facility usage and maintenance fee that was $18,500 per month in 2002, and will increase to $21,500 per month by the year 2005, a graduated capital renewal fee (to reimburse UTMB for a capital investment of approximately $1.3 million) ranging from $20,208 per month in 2002 to approximately $27,200 per month from December 2002 until December 2005, and a constant usage fee of $.005 per lb. based on the volume of medical waste processed at the UTMB Facility for non-UTMB waste. We pay all utilities and are entitled to a variable credit for steam generated from the unit.

         In the past, the UTMB Facility has experienced operational disruptions that have caused us to occasionally discontinue incinerator operations at the facility while appropriate repairs were made. In the spring of 2002, it was determined that the UTMB incinerator would require extensive modifications and improvements in order to comply with the New Source Performance Standards promulgated by the Environmental Protection Agency ("EPA") that were to became effective in September 2002. As a result from April 15, 2002 until March 25, 2003, we were unable to incinerate waste at the UTMB Facility. This required us to arrange for waste disposal with alternative vendors in order to continue our operations. Our transportation and treatment costs for using alternative vendors for waste disposal are usually higher than the costs of using the UTMB Facility.

During this time, we continued to make payments to UTMB; however, due to the closure of the incinerator, UTMB was required to credit back to us a portion of such payments and pay us an additional amount as a penalty for the closure. As a result of the downtime issues related to the UTMB facility, we sought authorization to install and operate alternative waste treatment equipment at the Garland Facility. In February 2002, we submitted a permit amendment application to the Texas Commission on Environmental Quality (TCEQ) to allow us to install autoclave technology at our Garland Facility. On October 7, 2002 our permit amendment was approved. Prior to receipt of our approved permit amendment, we received temporary authorization from the TCEQ to process our regulated medical waste at the Garland Facility using the autoclave method of treatment for a period of six months in order to allow for uninterrupted medical waste treatment while the UTMB Facility was not in operation.

         Consulting Services. Before medical waste is picked up by our trucks, our integrated waste management approach attempts to "build in" efficiencies that will yield advantages for our customers. For example, our consulting services can assist our customers in reducing the volume of medical waste that they generate. In addition, we provide customers with the documentation necessary for compliance with laws, which, if they complete the documentation properly, will reduce interruptions to their businesses to verify compliance.

         Documentation. We provide complete documentation to our customers for all medical waste and PHI that we collect, including the name of the generator, date of pick-up and date of delivery to a treatment facility. We believe that our documentation system meets all applicable federal, state and local regulations regarding the packaging and labeling of medical waste, including regulations issued by the U.S. Department of Transportation, or U.S. DOT, OSHA and state and local authorities. This documentation is sometimes used by our customers to prove that they are in compliance with these regulations.

Business Strategy

         Our goals are to strengthen our position as a regional provider of integrated services in the regulated medical waste industry and to continuously improve our financial performance. Components of our strategy to achieve these goals include:

         Improve Margins. We intend to continue actively to work to improve our margins by increasing our base of small account customers and focusing on service strategies that more efficiently meet the needs of our large account customers. Small account customers typically do not produce a sufficient volume of regulated medical waste on an individual basis to justify capital expenditures for their own waste treatment facility or the expense of hiring regulatory compliance personnel. We believe that the number of small account customers and the opportunities for sales of ancillary services and products to both large and small account customers will continue to grow.

         Expand Range of Services and Products. We believe that we have the opportunity to expand our business by increasing the range of products and services that we offer to our existing customers. For example, we now offer PHI destruction and a broad range of OSHA compliance and consulting services to our customers. Because our drivers call on numerous medical facilities on a routine basis, we also offer single-use disposable medical supplies to our medical customers, and we may increase these offerings in the future. In 2002, we incorporated a new subsidiary, SharpSolutions, Inc., that will market a reusable sharps container program to our customers.

         Seek Complementary Acquisitions. We actively seek strategic opportunities to acquire businesses that expand our network of treatment centers and increase our customer base. We believe that strategic acquisitions can enable us to gain operating efficiencies through increased capacity utilization and increased route density as well as to expand the geographic service areas in which we operate.

         Capitalize on Outsourcing Due to Clean Air Regulations. The Clean Air Act regulations have increased both the capital costs required to bring many existing incinerators into compliance and the operating costs of continued compliance. We plan to continue to try and capitalize on the anticipated movement by hospitals to outsource medical waste treatment rather than incur the cost of installing the air pollution control systems necessary to comply with these EPA regulations.

         Our business strategy and expansion plans will place significant strain on our management, working capital, financial and management control systems and staff. Our failure to properly respond to these needs by failing to maintain or upgrade financial and management control systems, failing to recruit additional staff or failing to respond effectively to difficulties encountered during expansion could adversely affect our business, financial condition and results of operations. Although, based on our experience in the industry, we believe that our management and financial systems and controls are adequate to address current needs and we are attempting to recruit and train additional staff, there can be no assurance that our systems, controls or staff will be adequate to sustain future growth.

Acquisitions and Corporate Background

         BMI Services, Inc. BMI, a regulated medical waste and transportation management company, was acquired by EMSI in April 1996. BMI was based in Houston, Texas and was one of the largest independent transporters of medical waste in Texas. We acquired our primary waste transportation business, our transfer station in Tyler, Texas and the UTMB arrangement through the BMI acquisition.

         EnviroClean Management Services, Inc ("EMSI"). We and other shareholders formed EMSI in February 1996, as a consolidation vehicle for the merger or acquisition of BMI and other proposed entities. In January 1998, we exchanged shares of our common stock, $.001 par value per share ("Common Stock") to acquire 667,375 shares of EMSI from other shareholders. This transaction gave us a controlling interest of approximately 51.3% of EMSI. In December 1998, we offered to exchange one of our shares for each share of EMSI still outstanding. As a result, we acquired shares representing 96.1% of EMSI's stock. Since then we have continued the exchange offer and have acquired additional shares and now own 99.3% of EMSI.

         Evaluation and Integration. We believe that our management team can evaluate potential acquisition candidates and determine whether a particular medical waste management business can be successfully integrated into our business. In determining whether to proceed with a business acquisition, we will evaluate a number of factors including:

         o the financial impact of the proposed acquisition, including the effect on our cash flow and earnings per share;

         o the historical and projected financial results of the target company;

         o the purchase price negotiated with the seller and our expected internal rate of return;

         o the composition and size of the target company's customer base;

         o the efficiencies that we can achieve by integrating the target company with our existing operations;

         o the potential for enhancing or expanding our geographic service area and allowing us to make other acquisitions in the same service area;

         o the experience, reputation and personality of the target company's management;

         o the target company's reputation for customer service and relationships with the communities that it serves; and

         o whether the acquisition gives us any strategic advantages over our competition.

Once a business is acquired, we will implement programs designed to improve customer service, sales, marketing, routing, equipment utilization, employee productivity, operating efficiencies and cash flow.

Marketing and Sales

         Marketing Strategy. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have a large database of potential new small account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin accounts. Our drivers also may participate in our marketing and sales efforts by actively soliciting small account customers while they service their routes.

         Small Account Customers. We have targeted small account customers as a growth area. We believe that these customers offer high profit potential compared to other potential customers. Typical small account customers are individual or small groups of doctors, dentists and other health care providers who are widely dispersed and generate only small amounts of medical waste. These customers are very concerned about having the medical waste picked up and disposed of in compliance with applicable state and federal regulations. We believe that these customers view the potential risks of non-compliance with applicable state and federal medical waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our small account customers relative to our large account customers.

         Large Account Customers. We believe that we have been successful in serving large account customers and plan to continue to serve those customers as long as they establish route anchors and/or satisfactory levels of profitability can be maintained. In addition, we believe that the implementation of more stringent Clean Air Act and other federal regulations directly and indirectly affecting medical waste will enable us to improve our marketing efforts to large account customers because the additional costs that they will incur to comply with these regulations will make the costs of our services more attractive, particularly relative to their use of their own incinerators. Our marketing and sales efforts to large account customers are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of large account customers. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our health care customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner.

         Contract and Service Agreements. We have long-term contracts with substantially all of our customers. We negotiate individual service agreements with each large account and small account customer. Although we have a standard form of agreement, particularly for small account customers, terms may vary depending upon the customer's service requirements and the volume of medical waste generated and, in some jurisdictions, requirements imposed by statute or regulation. Service agreements typically include provisions relating to the types of containers, frequency of collection, pricing, treatment and documentation for tracking purposes. Each agreement also specifies the customer's obligation to pack its medical waste in approved containers. Substantially all of our agreements with customers contain automatic renewal and price increase provisions.

         Service agreements are generally for a period of one to five years, although customers may terminate on written notice and, in most cases, upon payment of a penalty. We may set our prices on the basis of the number of containers that we collect, the weight of the medical waste that we collect and treat, the number of collection stops that we make on the customer's route, the number of collection stops that we make for a particular multi-site customer, and other factors.

         Competition. There are several regulated medical waste management companies operating in the state of Texas and the surrounding region, and the market is highly competitive. Our two primary competitors are large, publicly traded corporations with regional and national businesses. These companies also provide a variety of services other than collection, transportation, treatment and disposal. As such, these competitors have a broad scope of business and substantially greater financial and other resources than we possess.

         According to public securities filings, Stericycle Inc. ("Stericycle") is the largest medical waste management company in the United States. Stericycle utilizes a proprietary electro-thermal deactivation ("ETD") process in a multi-regional strategy. By utilizing their ETD process, Stericycle is able to recycle or reuse a portion of the plastics within the regulated medical waste stream. However, Stericycle, like us, primarily utilizes autoclave technologies to process a majority of their waste stream and to a lesser degree incineration technologies . 3CI Complete Compliance Corporation ("American 3CI"), a subsidiary of Stericycle, is one of the larger regional medical waste management companies in the Southwest.

         Based on our experience in the industry, we believe that we can successfully compete with these companies by concentrating our operations in Texas and the Southern U.S. We believe that we gain a competitive advantage by offering better service than our competitors and by reducing the price of waste disposal services to customers to an amount below that of our competitors. We can accomplish this as a result of having our facilities in closer geographic proximity to the generators of medical waste, cost reduction efforts, offering of ancillary services and expansion through acquisitions.

         In addition, we face potential competition from businesses that are attempting to commercialize alternate treatment technologies or products designed to reduce or eliminate the generation of medical waste, such as reusable or degradable medical products.

         We compete for service agreements primarily on the basis of cost-effectiveness, quality of service and geographic location. We also attempt to compete by demonstrating to customers that we can do a better job in reducing their potential liability. Our ability to obtain new service agreements may be limited by the fact that a potential customer's current vendor may have an excellent service history or a long-term service contract or may offer prices to the potential customer that are lower than ours.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

         Broad Range of Services. We offer our customers a broad range of services to help them develop internal systems and processes, which allow them to manage their medical waste and PHI destruction efficiently and safely from the point of generation through treatment and disposal. For example, we have developed programs to help train our customers' employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other services include those designed to help clients ensure and maintain compliance with OSHA and other relevant regulations. In 2002, we incorporated a new subsidiary, SharpSolutions, Inc., that will market a reusable sharps container program to our customers.

         Low-Cost Operations. We are often the low-cost provider within the markets we serve. Our low costs result from our facilities being close geographically to generators of medical waste. As a result, we are able to: increase our route densities, which permits our drivers to make more stops per shift; minimize the distance traveled by our collection vehicles to treatment facilities; and increase the utilization of our equipment and facilities to treat more of the waste that we collect internally.

         Strong Sales Network and Proprietary Database. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have a large database of potential new small and large account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin and route anchor accounts.

         Experienced Senior Management Team. Our three most senior executives collectively have over 30 years of management experience in the health care and waste management industries. Our Founder and Chief Executive Officer, Matthew H. Fleeger, has been with us during our growth from an early stage venture capital concept to the present. Sam Hicks joined us in 1998 as Senior Vice President and Chief Financial Officer and previously served as Director of Financial Reporting of HealthCor, Inc., a publicly-held healthcare services company. Prior to that, Mr. Hicks was with Ernst & Young LLP for 31 years, with 16 of those years as a Partner. John E. Hill III recently joined us as Chief Operating Officer. Mr. Hill previously served in operations management roles with Stericycle, Bridgeview, Inc. (acquired by Stericycle in 2002), MedWaste, Inc. and Waste Management, Inc.

Governmental Regulation

         We are subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on us, including requirements to obtain and maintain government permits. These permits grant us the authority, among other things:

         o        to construct and operate treatment and transfer facilities;

         o        to  transport   medical  waste  within  and  between  relevant
                  jurisdictions; and

         o        to handle particular regulated substances.

Our permits must be periodically renewed and are subject to modification or revocation by the regulatory authority. We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of medical waste. We are also subject to extensive regulations designed to minimize employee exposure to medical waste.

         Federal Regulation. There are at least four federal agencies that have authority over medical waste. These agencies are the EPA, OSHA, the U.S. DOT and the U.S. Postal Service. These agencies regulate medical waste under a variety of statutes and regulations.

         Medical Waste Tracking Act of 1988. In the late 1980s, the EPA outlined a two-year demonstration program pursuant to MWTA, which was added to the Resource Conservation and Recovery Act of 1976. The MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore on beaches, particularly in New York and New Jersey, during the summer of 1988. Public safety concerns grew following media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure that medical wastes which were generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

         In regulations implementing the MWTA, the EPA defined medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

         Clean Air Act Regulations. In August 1997, the EPA adopted regulations under the Clean Air Act that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants. Due to these regulations, the UTMB Facility was closed from April 15, 2002 until March 25, 2003 in order to implement upgrades and improvements to the UTMB incinerator to comply with the new regulations. We believe that we will be successful in maintaining all necessary federal and state permits to continue the operation of our incinerators.

         Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. Various standards apply to certain aspects of our operations. These regulations govern, among other things:

         o        exposure  to  bloodborne   pathogens  and  other   potentially
                  infectious materials;

         o        lock out/tag out procedures;

         o        medical surveillance requirements;

         o        use of respirators and personal protective equipment;

         o        emergency planning;

         o        hazard communication;

         o        noise;

         o        ergonomics; and

         o        forklift safety.

Our employees are required by our policy to receive new employee training, annual refresher training and training in their specific tasks. As part of our medical surveillance program, employees receive pre-employment physicals, including drug testing, annually required medical surveillance and exit physicals. We also subscribe to a drug-free workplace policy. In addition, we are subject to unannounced OSHA Safety inspections at any time.

         Resource Conservation and Recovery Act of 1976. In 1976, Congress passed the Resource Conservation and Recovery Act of 1976, or RCRA, as a response to growing public concern about problems associated with the handling and disposal of solid and hazardous waste. RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. Medical wastes are currently considered non-hazardous solid wastes under RCRA. However, some substances collected by us from some of our customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

         We use landfills operated by parties unrelated to us for the disposal of incinerator ash and autoclaved waste. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following autoclave treatment, waste is disposed of as non-hazardous waste. After incineration treatment, we test ash from the incineration process to determine whether it must be disposed of as hazardous waste.

         We employ quality control measures to check incoming medical waste for specific types of hazardous substances. Our customer agreements also require our customers to exclude different kinds of hazardous substances or radioactive materials from the medical waste they provide us.

         DOT Regulations. The U.S. DOT has put regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994 which require us to package and label medical waste in compliance with designated standards, and which incorporate bloodborne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a "biohazard" marking on the outer packaging, and our medical waste container must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

         DOT regulations also require that a transporter be capable of responding on a 24-hour-a-day basis in the event of an accident, spill, or release to the environment of a hazardous material. We have entered into an agreement with an organization that provides 24-hour emergency spill response to provide this service.

         Our drivers are trained on topics such as safety, hazardous materials, medical waste, hazardous chemicals and infectious substances. Employees are trained to deal with emergency spills and releases of hazardous materials, and we have a written contingency plan for these events. Our vehicles are outfitted with spill control equipment and the drivers are trained in its use.

         Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If we were found to be a responsible party for a particular site, we could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable. This result would be the case if we were unable to identify other responsible parties, or if those parties were financially unable to contribute money to the cleanup.

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

Transportation of Medical Waste. Subchapter Y, 30 TAC ss. 330.1001-1010 defines rules for medical waste management, disposal, transportation, collection and storage. These rules were updated in December 1994. The responsibility for these regulations rests with the Office of Waste Management of the TCEQ. Under Subchapter Y, the TCEQ regulates and registers transporters of medical waste by, among other things, requiring specific documentation of transportation of all medical waste. Currently, the Company is a registered medical waste transporter. The registration is subject to annual renewal, and though we believe, based on our experience in the industry, that we are in compliance with all of the statutory guidelines, there is no guarantee that the TCEQ will continually grant renewal registration to us.

Treatment of Medical Waste. Approved methods of treatment of SWFHCRF can be found in Title 25 TAC Section 1.133. There are currently six approved treatment methods:

o        steam disinfection;

o        chlorine disinfection/maceration;

o        chemical disinfection;

o        moist disinfection;

o        thermal inactivation; and

o        incineration.

We employ the steam disinfection (i.e. autoclave) and incineration methods for the treating of medical waste. We have been successful in obtaining permits for our current medical waste transfer, treatment and processing facilities and for our transportation operations. Currently, we lease and operate one incinerator from UTMB at the UTMB Facility that is properly licensed by the Office of Air Quality of the Texas Natural Resource Conservation Commission ("TNRCC"). On October 7, 2002, we received a permit amendment from the TCEQ to allow us to operate an autoclave at the Garland Facility. Prior to that, we had received and operated under a temporary authorization to process medical waste using the autoclave method.

         We are responsible for complying with the maintenance obligations pursuant to numerous governmental permits and licenses owned by us or under which we conduct our business. We are also responsible for complying with permits maintained by others. These permits include:

         o transport permits for solid waste, medical waste and hazardous substances;

         o        permits to construct and operate treatment facilities;

         o        permits to construct and operate transfer stations;

         o permits governing discharge of sanitary water and registration of equipment under air regulations;

         o approvals for the use of ETD and other technologies to treat medical waste; and

         o        various business operator's licenses.

         We believe that we are currently in compliance in all material respects with our permits and applicable laws and regulations. If we expand our services to other states, we will have to comply with such state's specific permitting process to obtain the necessary permits to operate in such state, including, but not limited to obtaining zoning approval and local and state operating authority. Most communities rely on state authorities to provide operating rules and safeguards for their community. Usually the state provides public notice of the project and, if enough public interest is shown, a public hearing may be held. If we are successful in meeting all regulatory requirements, the state may issue a permit to construct the new treatment facility or transfer station. Once the facility is constructed, the state may again issue public notice of its intent to issue an operating permit and may provide an opportunity for public opposition or other action that may impede our ability to construct or operate the planned facility. Permitting for transportation operations frequently involves registration of vehicles, inspection of equipment, and background investigations on our officers and directors.

Patents and Proprietary Rights

         We rely on unpatented and unregistered trade secrets, proprietary know-how and continuing technological innovation. We try to protect this information, in part, by confidentiality agreements with our employees, vendors and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets or know-how will not otherwise become known or independently discovered by other parties.

         Our commercial success may also depend on our not infringing patents issued to other parties. There can be no assurance that patents belonging to other parties will not require us to alter our processes, pay licensing fees or cease using any current or future processes. In addition, there can be no assurance that we would be able to license the technology rights that we may require at a reasonable cost or at all. If we could not obtain a license to any infringing technology that we currently use, it could have a material adverse effect on our business.

Potential Liability and Insurance

         The medical waste industry  involves  potentially  significant risks of
statutory,   contractual,  tort  and  common  law  liability  claims.  Potential liability claims could involve, for example:

         o        cleanup costs;

         o        personal injury;

         o        damage to the environment;

         o        employee matters;

         o        property damage; or

         o alleged negligence or professional errors or omissions in the planning or performance of work.

We could also be subject to fines or penalties in connection with violations of regulatory requirements.

         We carry $5 million of liability insurance (including umbrella coverage), and $1 million of aggregate pollution and legal liability insurance ($2 million per incident), which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. Our pollution liability insurance excludes liabilities under CERCLA. There can be no assurance that we will not face claims under CERCLA or similar state laws resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business.

Employees

         As of March 15, 2003, the Company had approximately fifty-seven (57) full-time and two (2) part-time employees. Seven of the employees are employed in executive capacities; the remaining are in transportation operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements.

Item 2.  Description of Property

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

         We own the Garland Facility, which consists of real property, building and improvements, furniture and equipment. The EnviroClean(R) System in the Garland Facility has been idle since approximately June 1998. The Garland Facility includes 17,450 square feet of space (2,450 square feet of office space and 15,000 square feet of warehouse space), and is located on approximately three acres of land. The building is approximately 30 years old, and was extensively remodeled in 1996 at a cost of more than $500,000 to upgrade the facility to accommodate the EnviroClean(R) System and to showcase its operation for sales and marketing purposes. The EnviroClean(R) System has been idle for approximately five years. During most of that time we used the Garland Facility solely as a transfer station. In 1999, we provided an allowance to write down to -zero- the undepreciated cost of the EnviroClean(R) System and the Garland building improvements. We have received a permit amendment from the TCEQ allowing us to process regulated medical waste at the Garland Facility using the autoclave method (steam disinfection) of treatment and have been processing waste at the Garland Facility since August 29, 2002 using such method of treatment.

         As mentioned above, we operate the UTMB Facility in Galveston, Texas pursuant to a contract with UTMB, but UTMB owns the property, plant and equipment comprising the UTMB Facility.

Item 3.  Legal Proceedings

         We operate in a highly regulated industry and are exposed to regulatory inquiries or investigations from time to time. Government authorities can initiate investigations for a variety of reasons. We have been involved in certain legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to us, without having a material adverse effect on our business.

         We are also a party to various legal proceedings arising in the ordinary course of business. However, there are no legal proceedings pending or, to our knowledge, threatened against us that will adversely affect our financial condition or our ability to carry on the business except the following:

         On November 25, 1998, we were a named defendant, along with several of our officers, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999, as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. Our President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounted to $403,369; including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001, the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001, the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by our President and in December 2001, seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. However, the Company believes that by seizing the shares of common stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have a valid claim against the Company. The Company is examining options regarding claims for indemnification, contribution, and claims against third parties. However, the Company has not made any decisions and such issues remain unresolved. The accompanying consolidated balance sheet, as of December 31, 2002 and 2001, reflects an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against us. We filed a Motion for a New Trial based on what we believe are judicial errors in the ruling. We are currently in settlement discussions with the bonding company to resolve the matter.

         Michael Moorhead, one of the defendants in the North Carolina action filed suit in Texas against the Company's former counsel in the North Carolina action claiming, among other things, that the counsel is liable for the loss in such case for failure to timely respond to discovery. The case was styled Michael Moorhead v. Hunton & Williams, et al, 160th Judicial District Court, Dallas County, Texas, Cause No. 01-07565. Hunton & Williams then on September 14, 2001 filed a third-party action against Mr. Fleeger, alleging that Mr. Fleeger was the contact person for all of the defendants in the North Carolina case, and was therefore responsible to the plaintiff. Hunton & Williams, et al sought contribution from Mr. Fleeger in the event they are liable to Mr. Moorhead. Mr. Fleeger denied the allegations against him and filed a counterclaim against Hunton & Williams, seeking damages for negligence. The case was settled on October 17, 2002 and the settlement amount of $50,000 is being held in trust and will be applied to the outstanding bond obligation, if any.

         We are a named defendant in a lawsuit in the District Court of the 126th Judicial District in Travis County, Texas, commenced by the State of Texas on November 20, 2000. The lawsuit claims that we breached a contract award under the Texas Smart Jobs Program and violated its promises and obligations by failing to meet the requirements of the contract and seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. We have answered the suit and denied all material allegations. It is the opinion of the Company's attorneys that a range between $230,182 and $290,549, plus prejudgment interest at the rate of 10% per annum simple interest, plus attorney's fees is reasonable. The attorneys base their opinion primarily upon a Close-Out Worksheet that was prepared by the State of Texas, Department of Economic Development, and forwarded to the Company on July 12, 1999. While the Company cannot predict the outcome of any settlement, an accrual of $290,000 was reflected in the accompanying December 31, 2002 and 2001 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000;
$30,000  and  $44,000  in the years  ended  December  31,  2002,  2001 and 2000, respectively. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our annual meeting of shareholders was held on December 18, 2002.

Election of Directors.

         Our shareholders elected each of the six nominees for directors as listed in our Proxy Statement dated November 15, 2002. The votes were as follows:

Director                     For                Against         Abstain
--------                     ---                --------        -------
Matthew H. Fleeger           10,063,000         205,258         0
Sam Hicks                    10,063,000         205,258         0
Mark M. Altenau, M.D.        10,063,000         205,258         0
Don McAfee, M.D.             10,063,000         205,258         0
Winship B. Moody, Sr.        10,063,000         205,258         0
Vivian Eriksen               10,063,000         205,258         0

Adoption of our 2002 Stock Plan.

         Our shareholders approved the adoption of our 2002 Stock Plan. The votes were as follows:

For                          Against            Abstain         Broker Non-Votes
----                         -------            -------         ----------------
9,605,696                    662,562            0               0

Appointment of Auditors.

         Our shareholders ratified the appointment of Marcum & Kliegman, LLP as our independent auditors for the fiscal year ending December 31, 2002. The votes were as follows:

For                          Against            Abstain         Broker Non-Votes
---                          -------            -------         ----------------
10,231,717                   36,541             0               0

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters


         There is currently no public market for our Common Stock.

         At December 31, 2002, we had 16,347,154 shares of Common Stock outstanding and had approximately 700 shareholders of record.

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

Recent Sales of Unregistered Securities

         During 2000, we (i) issued 707,333 shares of Common Stock at prices ranging from $1.25 to $1.50 per share for a total of $857,273 less expenses,
(ii) issued 19,595 shares of Common Stock in conversion of 4,899 shares of our Series I Preferred Stock, (iii) issued 7,500 shares of Common Stock in conversion of 7,500 shares of our EMSI Series I Preferred Stock and (iv) issued 1,885,966 shares of Common Stock in exchange for cancellation of debt in the amount of $1,052,448.

         During 2001, we (i) issued 585,413 shares of Common Stock at $1.25 per share for a total of $731,767 (after expenses of the offering), (ii) issued 3,808 shares of Common Stock in conversion of 1,334 shares of our Series II

Preferred Stock, (iii) issued 9,404 shares of Common Stock in conversion of 2,177 shares of our Series I Preferred Stock (iv) issued 240,500 shares of common stock as employee stock bonuses and (v) issued 860,532 shares of Common Stock in exchange for the cancellation of debt in the amount of $902,548.

         During 2002, we (i) issued 988,591 shares of Common Stock for a total of $1,155,763 at prices ranging from $1.05 to $1.26 per shares, and (ii) issued 368,790 shares of Common Stock in exchange for the cancellation of debt in the amount of $276,548.

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

         In 2001, we filed a Registration Statement on Form 10-SB on a voluntary basis with the Securities and Exchange Commission ("SEC"), which registration statement became effective on September 14, 2001. Although we were not required to register under the applicable federal securities laws, we believe that commencing voluntary reporting under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will enhance our ability to access the capital markets. We also are hopeful that one or more market makers will provide the basis for our Common Stock to attain trading status and allow for a public market in our Common Stock. We believe that the establishment of a public market for our shares will allow us to be in a better position to obtain future financing and also provide increased liquidity to our shareholders. While we have had preliminary discussions with four broker-dealers concerning a range of financial advisory services, we do not have an understanding with, or a commitment from, anyone to act as a market maker for our securities, and there can be no assurance that we will find a market maker for our securities, or otherwise establish a public market for our Common Stock.

         We intend to seek additional financing through additional private placement(s) or a public offering within the next twenty-four months. If we do so, all of the then current existing shareholders and their stock holdings will be proportionately diluted.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related footnotes.

Background

         We were incorporated in November 1993. We provide regulated medical waste and PHI collection, transportation and treatment services to our customers and related training and education programs and consulting services. We also sell ancillary supplies.

         Our revenues increased to $5,410,710 in 2002 from $4,046,061 in 2001 and from $2,900,914 in 2000. We derive our revenues from services to two principal types of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small account" customers) and (ii) hospitals, blood banks and other larger-quantity generators of regulated medical waste ("large account" customers). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At December 31, 2002, we served approximately 1,000 customers.

Statements of Operations Data

Years Ended December 31, 2002 and 2001

                                                     Years Ended December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Revenues                                           $  5,410,710    $  4,046,061
Cost of revenues                                      3,589,904       3,788,566
                                                   ------------    ------------

Gross profit                                          1,820,806         257,495

Selling, general and administrative expenses          1,846,787       1,254,480
Compensatory element of stock bonuses                      --           250,000
Depreciation and amortization                           149,530         142,051
                                                   ------------    ------------

Loss from operations                                   (175,511)     (1,389,036)
Interest expense                                        133,856         183,725
Deferred offering cost                                     --           326,688
Debt conversion expense                                  78,300          22,533
Other income                                           (101,941)         (1,694)
                                                   ------------    ------------
Loss before extraordinary item                         (285,726)     (1,920,288)


Extraordinary item-loss from
extinguishments of debt                                    --            87,573
                                                   ------------    ------------


Net loss                                           $   (285,726)   $ (2,007,861)
                                                   ============    ============
Basic and diluted loss per common share:
    Before extraordinary item                      $      (0.02)   $      (0.13)
    Extraordinary item                                    (0.00)          (0.01)
                                                   ------------    ------------
    Net loss                                       $      (0.02)   $      (0.14)
                                                   ============    ============
Weighted  average  common  shares used in basic
and diluted loss per share                           15,758,003      13,911,278
                                                   ------------    ------------

EBITDA(1)                                          $     75,960    $ (1,571,979)
                                                   ============    ============

(1) Calculated for any period as the sum of net income or loss, plus net interest expense, income tax expense, depreciation expense, debt conversion expense and loss from extinguishments of debt. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by this measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.


Critical Accounting Policies and Procedures

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities (see Note 1 to the consolidated financial statements). We believe that of our significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment on our part and complexity of reporting.

         Accounts Receivable. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.

         Revenue Recognition. We recognize revenue at the time of medical waste collection. We provide an accrual for estimated expense relating to waste collected but not processed at the end of each accounting period.

Results of Operations - Year 2002 Compared to 2001.

         Revenues. Our revenues increased $1,364,649 or 33.7%, to $5,410,710 during the year ended December 31, 2002, from $4,046,061 during the year ended December 31, 2001. The increase in revenue from 2001 was due primarily to increased volume of medical waste processed from current and new customers and to a lesser extent from price increases and from higher disposal fees charged to UTMB because of substantial incinerator downtime in 2002. In November 2001 we hired two new vice presidents for our investor relations and sales and marketing departments and additional sales personnel in the second, third and fourth quarters of 2002.

         Cost of revenues. Our cost of revenues decreased $198,662 or 5.2%, to $3,589,904 during 2002, from $3,788,566 in 2001. The decrease was primarily due to lower operating costs at the UTMB incineration facility following its shutdown in mid April 2002 and reduced transportation, internal processing and third-party disposal costs offset by slightly higher container costs resulting from increased volume of waste processed. Costs of revenue for 2002 were reduced by a debt extinguishment credit of $44,054.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $592,307, or 47.2%, to $1,846,787 during 2002, from $1,254,480 in 2001. The increase was attributable principally to higher payroll and payroll-related expenses, increased legal, accounting and consulting fees, and increased costs related to the management of the installation of the new autoclave at our Garland Facility. Our office rental expenses were reduced in 2001 by subleasing a portion of our corporate offices. That sublease was terminated on September 30, 2001. A substantial part of the parent company salaries in 2002 and 2001 were accrued but not paid. The increase in selling, general and administrative expenses was attributable to a slightly higher increase in the expenses of the parent company compared to EMSI, both of which were offset by a debt extinguishment credit of $25,623.

         Compensatory element of stock bonuses. Stock compensation included bonus shares for officers and employees totaling $250,000 in 2001 compared to none in 2002.

         Depreciation and amortization. Depreciation and amortization increased by $7,479, or 5.3%, to $149,530 for the year ended December 31, 2002, from $142,051 for the year ended December 31, 2001. The increase was due primarily to reduced depreciation of certain EMSI fixed assets that became fully depreciated during the year ended December 31, 2001 offset by higher depreciation during the fourth quarter of 2002 related to the new autoclave installed in our Garland Facility.

         Interest expense. Our interest expense decreased $49,869, or 27.1% to $133,856 during the year ended December 31, 2002 from $183,725 during the year ended December 31, 2001. Interest expense declined in EMSI and in the parent company during the period as a result of modest debt reductions. In 2002 we charged interest expense for $30,000 in connection with pending litigation with the State of Texas, whereas in 2001 we charged interest expense for $45,368 in connection with pending litigation. Interest expense in EMSI will continue to decline as a result of debt payoff to Southtrust Bank in September 2002 and will increase in the parent company because of the new loan of $615,000 from a stockholder discussed in the liquidity section below.

         Other income. During the year ended December 31, 2002, the Company and EMSI were the beneficiaries of certain debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income. There were no comparable significant credits during the year ended December 31, 2001.

         Deferred offering cost. In December 2001, we wrote off to expense the financing costs we had previously deferred in connection with our arrangement with Lilly Beter Capital Group, Ltd. ("LBCG"). The original Firm Commitment Agreement from LBCG expired on October 31, 2001, and LBCG informed us they would be unable to renew the agreement on the same terms and conditions as set forth in the original Firm Commitment Agreement. We have retained legal counsel in connection with potential litigation for conflict of interest between the legal firms and an individual law partner representing LBCG and our Company in connection with the services that were to have been provided by LBCG.

         Debt conversion expense. In 2002, we allowed our President to convert his advances receivable into our Common Stock at a conversion rate of $0.75 per share. In connection with such conversion, we charged $28,300 to debt conversion expense in the first quarter of 2002 and $50,000 to debt conversion expense in the fourth quarter of 2002. We amended a note agreement in May 2001 with our largest shareholder, permitting him to convert, at his option, his note payable from the Company into our Common Stock at $1.25 per share instead of the original $1.50 per share. In connection with such amendment, we charged an additional $19,500 to debt conversion expense in the second quarter of 2001 and an additional $3,033 in the fourth quarter of 2001.

         Extraordinary item-loss from extinguishment of debt. In 2001, as an inducement to our president who had made cash advances to the Company from time to time, we gave him the right to convert such advances receivable by him into our Common Stock at a conversion rate of $0.75 per share and recorded $87,573 as loss from extinguishment of debt.

         Net loss. Net loss was $285,726 during 2002, compared to $2,007,861 during 2001. The reduced loss was primarily due to the factors described above.

         EBITDA. EBITDA was $75,960 during 2002 compared to $(1,571,979) in 2001. The increased EBITDA was also primarily due to the factors described above.

Liquidity and Capital Resources

         Source of Funds for Operations and Capital Expenditures.
         --------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during 2002 were approximately $114,000 per month higher than the monthly average revenue for 2001. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services. The UTMB Facility did not operate for much of 2002, causing increased transportation costs and alternative regulated medical waste processing costs and resulting in the continuation of significant operating losses and cash flow deficiencies.

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

         Going concern.
         --------------

         The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the Company's annual consolidated financial statements, the Company incurred restated consolidated net losses of $285,726; $2,007,861 and $2,747,923 for the years ended December 31, 2002; 2001 and 2000, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2002 and 2001. The Company has remained current with its payroll taxes for the year 2002, and has paid the substantial EMSI payroll tax obligation amounting to approximately $362,000 for the years ended December 31, 2001 and 2000. On October 16, 2002 a Certificate of Release of Federal Tax Lien was executed by the Internal Revenue Service.

         History of negative cash flow.
         ------------------------------

         Historically, shareholders of the Company have funded cash flow deficits. However, the shareholders are under no specific funding obligation. As a means of obtaining working capital and funds for expansion, the Company has received, from private placements of the Company's Common Stock, approximately $1,155,763, $731,767, and $857,273 during the years ended December 31, 2002,
2001, 2000, respectively. One of our largest shareholders loaned the Company $615,000 in 2000. Also, our President has advanced funds for working capital to us from time to time totaling $262,721 through December 31, 2001 and an additional $131,654 during 2002. There is no assurance that such private placement funding and loans and advances will continue to satisfy our cash needs.

         A few of our customers have accounted for a majority of our sales.
         ------------------------------------------------------------------

         During the year ended December 31, 2002, sales of our services to 21 customers represented approximately 85.2% of our total revenues, including sales to UTMB, which amounted to approximately 22.0% of our total revenues. A loss of any of these customers could reduce our revenues, increase our losses from operations and limit our ability to achieve profitability.

         Outstanding liabilities.
         ------------------------

         We have outstanding liabilities and debt of approximately $3,724,544 at December 31, 2002 compared to $4,298,891 at December 31, 2001. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

         Litigation by a bonding company.
         --------------------------------

         As discussed above, we, along with certain of our officers and directors, were named as defendants in a lawsuit in North Carolina in 1998. The judgment has been satisfied, but a bonding company has filed a lawsuit against us claiming damages of $254,708.17, plus interest and attorneys fees as indemnification for the payments made to plaintiffs in connection with a bond posted on our behalf. We have responded alleging, among other things, accord and satisfaction and believe that by seizing the shares of Common Stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have a valid claim against us. However, there can be no assurance that we will prevail, and if we lose the lawsuit, it will significantly reduce cash available for continuing operations.

Discussion of Liquidity - Year 2002 Compared to 2001

         At December 31, 2002, our working capital deficit was $(1,754,171), compared to a working capital deficit of $(3,261,775) at December 31, 2001. The decrease in working capital deficit was primarily due to an increase in accounts receivable and prepaid insurance and a decrease in accounts payable and accrued liabilities, note payable to stockholder and classifying a note payable to a bank as a non-current liability offset by a reduction in supplies inventory.

         Net cash used in operating activities was $(658,124) during 2002, compared to $(810,347) for 2001. This decrease primarily reflects a substantially decreased loss in 2002 offset by an increase in accounts receivable and reductions in accounts payable and accrued liabilities.

         Net cash used in investing activities for the year ended December 31, 2002, was ($748,046) compared to ($54,433) for the year ended December 31, 2001. The change is primarily attributable to an increase in property additions
(principally reusable containers for collecting and transporting regulated medical waste) and the installation of an autoclave and related equipment at our Garland Facility and the cost of amending our permit for the Garland Facility.

         Net cash provided by financing activities was $1,406,170 during the year ended December 31, 2002, compared to $608,715 for the year ended December 31, 2001. Proceeds from the sale of Common Stock increased by $423,996. Payments on long-term obligations increased to $364,593 in 2002 from $101,364 in 2001. Contributing to the increase in 2002 were repayments of the Southtrust Bank loan and of a stockholder loan in the third quarter of 2002.

         There was no net cash decrease for the year ended December 31, 2002, compared to a decrease in cash of $256,065 for the year ended December 31, 2001, for the reasons discussed above.

Other Liquidity Matters

         At December 31, 2002, our long-term obligations were $1,164,077, including bank debt of $265,209, a note payable to a stockholder of $584,302, installment notes of $67,836 and a liability for the settlement of the Smart Jobs litigation matter in February 2003 in the aggregate amount of $246,730.

         Our bank debt at December 31, 2002, of $265,209 is secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (5.25% at December 31, 2002). The note is payable in minimum monthly installments of principal and interest totaling $3,186, matures in July 2011, and is guaranteed by Mr. Matthew Fleeger, our President and Chief Executive Officer.

         From time to time during 2001, the Company had been in arrears on the bank note and therefore in default with respect to the provisions of the debt agreement. As of December 31, 2002, the Company is current with its payment requirements and in compliance with such terms of the agreement.

         One of our largest stockholders loaned the Company a total of $615,000 ($584,302 was outstanding at December 31, 2002) in August and September 2002 for the purpose of repaying a note to our largest stockholder of approximately $202,000, which was secured by all of the assets of the Company, a bank loan of approximately $90,000 and our unpaid payroll taxes of approximately $323,000. The new note bears interest at the rate of 10 percent per annum and is repayable in 60 equal monthly installments of $13,067, including interest, beginning September 28, 2002, and is secured by a second lien deed of trust on the real property at our Garland, Texas facility. The note payable to our single largest stockholder due July 31, 2002, bore interest at 10% per annum and was collaterized by certain future royalties, if any, from the sale of the EnviroClean(R) Systems and the related patented technology and by all other tangible and intangible assets of the Company. The note was repaid in full with accrued interest on August 28, 2002, and the lien was released on November 4, 2002.

         We are also obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006, and are payable in monthly installments of approximately $2,798. The notes are collateralized by the equipment acquired therewith.

         We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2002 and 2001. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2002 or 2001 and are default thereof.

Material Commitments For Capital Expenditures

         We currently have no significant commitments for capital expenditures. However, we are currently planning to expand our business through a series of acquisitions. We have no commitments for financing such acquisitions but are exploring a number of financing alternatives, the success of which will be crucial to the accomplishment of our acquisition objectives.

Events Subsequent to December 31, 2002

         The UTMB incinerator has, as of March 25, 2003, resumed operations following extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. Beginning April 15, 2002 we were unable to incinerate waste at the UTMB Facility in order that the foregoing modifications and improvements could be made so the incinerator would comply with the New Source Performance Standards promulgated by the EPA that took effect in September 2002. In order to avoid an extensive period during which we would be unable to internally process the medical waste we collected from customers, we submitted an application to the TCEQ to allow us to install an alternative state-approved technology at our Garland Facility in order to allow for uninterrupted processing of medical waste. We received Authorization from the TCEQ permitting us to process our regulated medical waste using the autoclave method of treatment. Now that the UTMB Facility has resumed operations, we expect our cost of sales to increase as a result of higher operating costs and our revenues to decrease as a result of reduced UTMB disposal fees.

         On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2003. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation will be credited to income in February 2003 in the amount of $147,270.

Recently Issued Accounting Standards

         The  following   pronouncements  have  been  issued  by  the  Financial
Accounting Standards Board ("FASB").

         SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishment of debt and sale-leaseback transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 15, 2002 with early adoption encouraged.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

         In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a significant impact on the consolidated financial statements of the Company. The Company does not expect the adoption of the initial recognition requirements of FIN 45 to have a significant impact on its consolidated financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpreation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003.

         Management  does  not  believe  that  the  adoption  of  any  of  these
pronouncements   had,  or  will  have,  a  material   effect  on  the  Company's
consolidated financial statements.

Item 7.  Consolidated Financial Statements.

         The  Company's   Consolidated   Financial   Statements   and  Notes  to
Consolidated Financial Statements are attached to this Form 10-KSB beginning at page F-i and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Members of our Board of Directors serve until the next annual meeting of our shareholders or until their successors have been duly elected and qualified. Our officers are elected at the Board of Directors meeting following each annual shareholders' meeting, and serve at the pleasure of our Board of Directors. Our last annual meeting was held on December 18, 2002, for the 2002 fiscal year.

         The following persons comprise the directors and executive officers of the Company:

                              Director/Officer
Name and Age                  Since              Position(s) Held
------------                  ----------------   ----------------
Matthew H. Fleeger (39)       1993               President, Chief Executive Officer and
                                                 Chairman of the Board of Directors of the
                                                 Company
John Hill (37)                2003               Executive Vice President; Chief Operating Officer
Sam Hicks, C.P.A. (62)        1998               Director; Senior Vice President; Chief Financial
                                                 Officer
Mark M. Altenau, M.D. (61)    1994               Director
Donald McAfee (51)            2001               Director
Winship B. Moody (69)         2002               Director
Vivian Eriksen (60)           2002               Director
Beverly L. Fleeger (68)       1993               Vice President and Corporate Secretary
Robert Centeno (42)           2001               Vice President, Sales and Marketing

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

John Hill  - Executive Vice President and Chief Operating Officer
-----------------------------------------------------------------

         John E. Hill joined us as Chief Operating Officer in February 2003. From November 2002 to February 2003, Mr. Hill was the Director of Operations in the Mid Atlantic Region for Stericycle/Biosystems. From September 1998 until November 2002, Mr. Hill was the Director of Operations of Bridgeview, Inc. From May 1996 until August 1998, Mr. Hill was the Vice President Mid Atlantic Region for MedWaste, Inc. Mr. Hill received his BA from Rutgers University.

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

         His previous career includes over 20 years of domestic and international experience in accounting and finance, with 16 of those years as a partner of Ernst & Young LLP, a big-four accounting firm. From 1996 until joining the Company in 1998, Mr. Hicks served as Director of Financial Reporting for HealthCor Holdings, Inc. a large, publicly-held home healthcare organization in Dallas. Mr. Hicks oversees all financial aspects of the Company's development, including the responsibility for staffing the divisions with financial personnel.

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

Winship B. Moody - Director
---------------------------

         Mr. Moody has a background in finance and accounting. His previous career included 28 years of experience in the pulp and paper industry. From 1962 to 1990, he worked at Rice Barton Corporation where he rose to the position of President, Chief Executive Officer and Chief Financial Officer. Mr. Moody has also served as President and a Board Member of the American Pulp & Paper Manufacturers Association. Mr. Moody retired in 1990 and currently serves on the Board of Profile Senior Golf Association. He received his Bachelors degree in chemical engineering from the University of Maine.

Vivian Eriksen - Director
-------------------------

         Mr. Eriksen has a background in investments and franchising. From 1989 to 1997, Mr. Eriksen was the Chairman of the Board of The Rio Grande County Bank. In addition, during Mr. Eriksen's business career, he has owned and sold a national fast food franchise, a Canon copier franchise and a Ford/Mercury dealership. Currently retired, Mr. Eriksen is President of the Kiwanis Club of Monte Vista, Colorado and a past President of St. Joseph's Hospital and Nursing Home.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2002 fiscal year, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

Item 10.          Executive Compensation.

         The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2002, to each of its most highly compensated officers of the Company.


                           Summary Compensation Table
                               Annual Compensation


                                                                  Other Annual      All other
Name and Principal Position       Year    Salary(1)   Bonus(2)   Compensation(3)  Compensation
---------------------------       ----    ---------   --------   ---------------  ------------
Matthew H. Fleeger...........     2002    $190,800        --       $ 78,300(3)     $  3,874(4)
  Chairman of the Board,          2001    $180,000        --       $ 87,573(3)     $  5,534(4)
  President and Chief             2000    $120,000    $125,000         --          $  1,645(4)
  Executive Officer

Sam Hicks....................     2002    $101,760        --           --              --
  Senior Vice President,          2001    $ 94,661        --           --              --
  Director, Chief Financial       2000    $ 85,000    $ 30,000         --              --
  Officer and Principal
  Accounting Officer

Robert Centeno...............     2002    $117,450        --           --              --
  Vice President, Sales

Beverly L. Fleeger                2002    $ 60,498        --           --          $  6,582(5)
  Vice President and              2001    $ 61,539        --           --          $  6,582(5)
  Corporate Secretary             2000    $ 55,000    $ 40,000         --          $  6,582(5)

--------------------------------------------------------------------------------

(1)      Salary  includes  accrued but unpaid  salaries in each year as follows:
         Matthew H. Fleeger - 2002 - $85,008;  2001 - $180,000;  2000 - $111,500
         Sam Hicks - 2002 - $10,480;  2001 - $25,613;  2000 - $17,000
         Beverly L. Fleeger - 2002 - None; 2001 - $6,532; 2000 - $8,250

(2) Bonuses of up to 250,000 shares of Common Stock were awarded by the Board of Directors for the year 2000 and charged to expense at the rate of $1 per share. Specific awards were approved by the Board of Directors on May 1, 2001.

(3) During 2002, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company at a conversion rate of $0.75 per share:


                      Accrued               Total       Number of   Compensation
Name of Officer       Salary      Loans     Converted   Shares      Element
---------------       ------      -----     ---------   ---------   ------------
Matthew H. Fleeger    $405,508    $84,900   $234,900    313,200     $78,300
Sam Hicks             $ 67,259       --         --         --          --
Beverly L. Fleeger    $ 24,522       --         --         --          --

The compensation element ($0.25 per share) was charged to debt extinguishment expense in 2002.

         During 2001, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company at a conversion rate of $0.75 per share:


                      Accrued               Total       Number of   Compensation
Name of Officer       Salary      Loans     Converted   Shares      Element
---------------       ------      -----     ---------   ---------   ------------
Matthew H. Fleeger    $321,250    $262,721  $262,721     350,295    $87,573
Sam Hicks             $ 56,779        --        --          --         --
Beverly L. Fleeger    $ 24,522        --        --          --         --

The compensation element ($0.25 per share) was charged to debt extinguishment expense in 2001.

(4) Represents payments on a club membership for Matthew Fleeger used for Company purposes in 2000 and 2001, and gasoline for automobile and disability insurance premiums in 2002.

(5) Represents payments on automobile driven by Ms. Fleeger used for Company purposes.

         The directors receive no compensation for attendance at meetings of the Board of Directors. The Company pays for each non-employee directors ordinary and necessary travel expenses incurred in attending such meetings.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of March 15, 2003 by: (i) each person known to us to own more than five percent of any class of our voting securities; (ii) each of our directors and the executive officers named in Item
10. above; and (iii) all our directors and executive officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                            Number of Shares          Percent of
Name and Address of Beneficial Owner      Beneficially Owned(1)        Class(2)
------------------------------------      ---------------------       ----------

Matthew H. Fleeger                             1,023,771(3)              6.1%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251
Mark Altenau, M.D.                             2,583,459                15.8%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251
Vivian Erikson                                 1,000,000                 6.1%
    12750 Merit Drive
    Suite 770
    Dallas, Texas  75251
Beverly Fleeger                                  578,469(4)              3.5%
  12750 Merit Drive -Park Central VII
   Suite 770
   Dallas, Texas 75251
Don McAfee, M.D.                                 201,229                 1.2%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251
Sam Hicks                                        201,470(5)              1.2%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251
Winship B. Moody                                 163,062                 1.0%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251
Robert Centeno                                    20,000(6)              -- %
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251

All Directors and Executive
Officers as a Group (11 persons)               5,848,860(7)             34.3%(8)

Ron Michael, M.D.                                779,364                 4.8%
    12750 Merit Drive -Park Central VII
    Suite 770
    Dallas, Texas 75251

(1) Pursuant to Rule 13d-3 under the Exchange Act a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding shares owned as of March 15, 2003, by the person indicated and shares underlying warrants, options and/or convertible debt and accrued interest thereon owned by such person on March 15, 2003, that were exercisable within 60 days of that date.

(2) Applicable percentage ownership is based on 16,347,154 voting shares of Common Stock outstanding on March 15, 2003.

(3) Includes 220,442 shares owned by Preston Harris Interests, Inc., a Texas corporation, of which Mr. Fleeger is the president and majority shareholder; 340,677 shares of Common Stock underlying convertible accrued salaries at March 15, 2003; 75,000 shares for 2001 bonus not yet issued; and 36,000 shares for advances made in 2002. (See Certain Relationships and Related Transactions.)

(4) Includes 32,696 shares of Common Stock underlying convertible accrued salaries at March 15, 2003 and 40,000 shares for 2001 bonus not yet issued. (See Certain Relationships and Related Transactions.)

(5) Includes 89,679 shares of Common Stock underlying convertible accrued salaries at March 15, 2003 and 35,000 shares for 2001 bonus not yet issued. (See Certain Relationships and Related Transactions.)

(6) Includes 20,000 shares of Common Stock underlying 2001 bonus not yet issued.

(7) Includes 719,052 shares of Common Stock underlying convertible debt and accrued interest thereon, convertible accrued salaries at March 15, 2003, convertible advances from stockholder and bonus shares not yet issued (See Certain Relationships and Related Transactions.)

(8) Applicable percentage ownership is based on 16,347,154 voting shares of Common Stock outstanding on March 15, 2003, and on shares issuable within 60 days of March 15, 2003.



                      Equity Compensation Plan Information

--------------------------------------------- ---------------- ---------------- -----------------
                                                 Number of                         Number of
                                               securities to     Weighted-         securities
                                              be issued upon      average          remaining
                                                exercise of    exercise price    available for
                                                outstanding    of outstanding   future issuance
                                                 options,         options,        under equity
                                               warrants and     warrants and      compensation
                                                  rights           rights            plans
--------------------------------------------- ---------------- ---------------- -----------------
Equity compensation plans approved by               --               --             850,000
  security holders...........................
--------------------------------------------- ---------------- ---------------- -----------------
Equity compensation plans not approved by           --               --                --
  security holders...........................
--------------------------------------------- ---------------- ---------------- -----------------
  Total......................................       --               --             850,000
--------------------------------------------- ---------------- ---------------- -----------------

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

         We have certain payable balances with our shareholders and officers. At December 31, 2001 and 2002, our payables to shareholders and officers were as follows:

                                                   December 31,
                                             2001              2002
                                           --------           --------
         Vivian Eriksen                    $   --             $584,302
         Dr. Mark Alteneau                  190,945               --
         Matthew Fleeger                    322,596            295,508
         Sam Hicks                           56,779             67,259
         Beverly Fleeger                     24,522             32,622
                                           --------           --------
           Total                           $594,842           $979,691
                                           ========           ========


Loans from Directors and Shareholders

         One of our largest shareholders and a director, Vivian Eriksen, loaned us a total of $615,000 ($584,302 was outstanding at December 31, 2002) in August and September 2002 for the purpose of repaying a note to our largest shareholder, repaying a second lien working capital note to Southtrust Bank, and paying a substantial portion of our delinquent payroll tax liability. The new note bears interest at the rate of 10 percent per annum and is repayable in 60 equal monthly installments of $13,067, including interest, beginning on September 28, 2002, and is secured by a second lien deed of trust on the real property at our Garland Facility.

Shareholder Lock-Up Agreement

         Shareholders owning approximately 61.2% of our Common Stock have entered into a lock-up agreement (the "Lock-Up Agreement") with us by which the shareholders agreed to place certain restrictions on their right to sell, pledge, or otherwise transfer shares of Common Stock owned by them for one year following the date that the Common Stock is initially quoted on the OTC Bulletin Board(R) or other national exchange (the "Effective Date"). Essentially, the shareholders who signed the agreement (the "Restricted Shareholders") agreed not to sell, pledge, or otherwise transfer shares of Common Stock owned by them, subject to the following: (i) after the expiration of one year from the Effective Date, 20% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement; (ii) after the expiration of 90 days following the completion of one year from the Effective Date, 40% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement; (iii) after the expiration of 180 days following the completion of one year from the Effective Date, 60% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement; (iv) after the expiration of 270 days following the completion of one year from the Effective Date, 80% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement; and (v) after expiration of two years from the Effective Date, 100% of the shares of Common Stock owned by the Restricted Shareholder will no longer be subject to the Lock-Up Agreement. The restrictions do not apply to (i) a bona fide gift made by the Restricted Shareholder, provided that the donee of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock agree in writing to be bound by the terms of the Lock-Up Agreement prior to the gift; (ii) a distribution to partners or shareholders of the Restricted Shareholder (and to any direct or indirect partner or shareholder thereof), provided that the ultimate distributees of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock agree in writing to be bound by the terms of the Lock-Up Agreement prior to the distribution; and (iii) transfers, without consideration, of shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock to family members or to one or more trusts established for the benefit of one or more family members, provided that the transferee agrees in writing to be bound by the terms of the Lock-Up Agreement prior to the transfer.

Item 13. Exhibits and Reports on Form 8-K.

         (a)Exhibits.

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

         10.3. Contractor Services Agreement effective May 28, 1995, as amended, between the Company and The University of Texas Medical Branch at Galveston (filed as Exhibit 10.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

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

         10.12 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $202,250.79. (filed as Exhibit 10.12 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

         10.13. Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $90,000.00. (filed as Exhibit 10.13 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

         10.14 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $322,749.21. (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

         99.1. Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

         99.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

----------

         (*) Denotes a management contract or compensatory plan or arrangement.

         (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.

         (**) Filed herewith.

         (b)      Reports on Form 8-K.

                  None.

Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

         Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MEDSOLUTIONS, INC.


Dated:  April 15, 2003                  By: /S/ Matthew H. Fleeger
                                           -------------------------------------
                                           Matthew H. Fleeger
                                           President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                           Date
      ---------                        -----                           ----

/s/ Matthew H. Fleeger       President, Chief Executive           April 15, 2003
----------------------       Officer  and Chairman of
 Matthew H. Fleeger          the Board of Directors

/s/ Sam  Hicks               Director, Senior Vice President,     April 15, 2003
----------------------       Chief Financial Officer and
Sam Hicks                    Principal Accounting Officer

/s/ Mark M. Altenau          Director                             April 15, 2003
----------------------
Mark M. Altenau, M.D.

                             Director                             April 15, 2003
----------------------
Donald McAfee, M.D.

                             Director                             April 15, 2003
----------------------
Winship B. Moody

                            Director                             April 15, 2003
----------------------
Vivian Eriksen

                                  CERTIFICATION

I, Matthew H. Fleeger, certify that:

         1. I have reviewed this annual report on Form 10-KSB of MedSolutions, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
                                                          /s/ Matthew H. Fleeger
                                                         -----------------------
                                                         Matthew H. Fleeger
                                                         Chief Executive Officer

                                  CERTIFICATION

I, Sam Hicks, certify that:

         1. I have reviewed this annual report on Form 10-KSB of MedSolutions, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
                                                          /s/ Sam Hicks
                                                         -----------------------
                                                         Sam Hicks
                                                         Chief Financial Officer

                               MEDSOLUTIONS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

                                MEDSOLUTIONS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                      ----------
PART I - FINANCIAL INFORMATION:


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-1


   CONSOLIDATED BALANCE SHEETS                                        F-2
     At December 31, 2002 and 2001


   CONSOLIDATED STATEMENTS OF OPERATIONS                              F-3
     For the Years Ended December 31, 2002 and 2001


   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                F-4 - F-6
     For the Years Ended December 31, 2002 and 2001


   CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-7 - F-8
     For the Years Ended December 31, 2002 and 2001


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-9 - F-30

To the Board of Directors
MedSolutions, Inc.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

We have audited the accompanying consolidated balance sheets of MedSolutions, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedSolutions, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                                       MARCUM & KLIEGMAN, L.L.P.

New York, New York
February 21, 2003


                                MEDSOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                December 31,
                                                                       ----------------------------
                                                                             2002              2001
                                                                       ------------    ------------
Current Assets:
  Cash                                                                 $       --      $       --
  Accounts receivable - trade, net                                          872,906         831,945
  Prepaid expenses and other current assets                                 124,088         101,661
  Supplies                                                                   19,148          34,147
                                                                       ------------    ------------
      Total Current Assets                                                1,016,142         967,753

Property and equipment - at cost, net of accumulated
  depreciation                                                            1,259,650         699,026
Intangible assets - permits                                                  60,447          23,153
Other                                                                         7,245           3,014
                                                                       ------------    ------------
      Total Assets                                                     $  2,343,484    $  1,692,946
                                                                       ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                                       $     87,588    $    145,500
  Convertible debentures                                                     40,135          40,135
  Current maturities of long-term obligations                                38,949         425,911
  Accounts payable                                                          847,432       1,157,537
  Accrued liabilities                                                     1,603,477       2,287,432
  Current maturities - notes payable stockholders                           104,632         171,667
  Advances from stockholder                                                  48,100           1,346
                                                                       ------------    ------------
      Total Current Liabilities                                           2,770,313       4,229,528

Long-term obligations, less current maturities                              294,096          69,363
Notes payable - stockholder, less current maturities                        479,670            --
Smart Jobs litigation settlement, less current
  maturities included in accrued liabilities                                180,465            --
                                                                       ------------    ------------
      Total Liabilities                                                   3,724,544       4,298,891
                                                                       ------------    ------------
Commitments, Contingencies and Other Matters
  (Notes 1, 2, 9, 13, 14 and 16)
Stockholders' Deficiency:
  Common stock (par value $.001) - 100,000,000 shares
    authorized at December 31, 2002 and 2001; 16,359,354 shares issued and 16,347,154 shares outstanding at December 31,
    2002 and 15,001,973 shares issued and 14,989,773 shares
    outstanding at December 31, 2001                                         16,359          15,002
  Preferred stock (par value $.001) - 100,000,000 and
    5,000,000 shares authorized at December 31, 2002 and 2001, respectively
      Preference on liquidation of $6.00 per share; -0-
        shares outstanding at December 31, 2002 and
        2001, respectively                                                     --              --
      Preference on liquidation of $3.00 per share; -0-
        shares outstanding at December 31, 2002 and
        2001, respectively                                                     --              --
   Additional paid-in capital                                            19,963,268      18,454,014
   Accumulated deficit                                                  (21,342,687)    (21,056,961)
   Treasury stock, at cost - 12,200 shares at December 31, 2002
       and 2001                                                             (18,000)        (18,000)
                                                                       ------------    ------------
        Total Stockholders' Deficiency                                   (1,381,060)     (2,605,945)
                                                                       ------------    ------------
        Total Liabilities and Stockholders' Deficiency                 $  2,343,484    $  1,692,946
                                                                       ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Revenues:
  Sales - Net                                      $  5,410,710    $  4,046,061
                                                   ------------    ------------

Cost, Expenses and Other Income:
  Cost of sales                                       3,589,904       3,788,566
  Compensatory element of stock issuances for
   Bonus                                                   --           250,000
  General and administrative expenses                 1,846,787       1,254,480
  Depreciation and amortization                         149,530         142,051
                                                   ------------    ------------
                                                      5,586,221       5,435,097
                                                   ------------    ------------
Loss from operations                                   (175,511)     (1,389,036)

Other expenses:
  Debt conversion expense                                78,300          22,533
  Interest expense                                      133,856         183,725
  Other income                                         (101,941)         (1,694)
  Write-off of deferred offering costs                     --           326,688
                                                   ------------    ------------
                                                        110,215         531,252
                                                   ------------    ------------
Loss before extraordinary item                         (285,726)     (1,920,288)

Extraordinary item - loss from extinguishment of
  debt, net of income tax benefit of $-0-                 (--)          (87,573)
                                                   ------------    ------------
Net Loss                                           $   (285,726)   $ (2,007,861)
                                                   ============    ============

Basic and diluted loss per common share:
    Before extraordinary item                      $       (.02)   $       (.13)
    Extraordinary item                                     (.00)           (.01)
                                                   ------------    ------------
      Net Loss                                     $       (.02)   $       (.14)
                                                   ============    ============
Weighted average common shares used in basic and
  diluted loss per share                             15,758,003      13,911,278
                                                   ============    ============





The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                           MSI Preferred Stock
                                                   MSI Common Stock              Series I
                                               -----------------------   ------------------------
                                                 Shares       Amount       Shares        Amount
                                               ----------   ----------   ----------    ----------
Year Ended December 31, 2002:
----------------------------
Balance - December 31, 2001                    15,001,973   $   15,002         --      $     --
MSI common stock sold for cash                    988,591          988         --            --
MSI common stock exchanged to cancel
  stockholder advances and accrued salaries       313,200          313         --            --
Debt conversion expense                              --           --           --            --
MSI common stock exchanged for
  accounts payable and stock based
  compensation                                    55,590           56         --            --
Net loss                                            --           --           --            --
                                               ----------   ----------   ----------    ----------
Balance - December 31, 2002                    16,359,354   $   16,359         --      $     --
                                               ==========   ==========   ==========    ==========
Year Ended December 31, 2001:
-----------------------------

Balance - December 31, 2000                    13,294,026   $   13,294        2,177    $   13,065
MSI common stock sold for cash                    585,413          586         --            --
MSI common stock exchanged to cancel
  stockholder loan                                350,295          350         --            --
Debt conversion expense                              --           --           --            --
Extraordinary item - loss from
  extinguishment of debt                             --           --           --            --
MSI common stock exchanged for accounts
  payable                                         483,476          483         --            --
MSI common stock issued for bonus                 240,500          241         --            --
MSI common stock exchanged from PFD II              3,808            4         --            --
MSI common stock exchanged from PFD I               9,404            9       (2,177)      (13,065)
MSI common stock exchanged for EMSI
  common stock                                      8,290            8         --            --
MSI common stock exchanged for
  debentures                                       26,761           27         --            --
Accrual of 2001 interest to be exchanged
  in stock in 2002                                   --           --           --            --
Accrual of 2001 employee bonuses to be
  issued in stock in 2003                            --           --           --            --
Net loss                                             --           --           --            --
                                               ----------   ----------   ----------    ----------
Balance - December 31, 2001                    15,001,973   $   15,002         --      $     --
                                               ==========   ==========   ==========    ==========






The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                   MSI Preferred Stock      EMSI Preferred Stock
                                                       Series II                  Series I
                                               ------------------------    -----------------------
                                                 Shares        Amount        Shares       Amount
                                               ----------    ----------    ----------   ----------
Year Ended December 31, 2002:
-----------------------------

Balance - December 31, 2001                          --      $     --            --     $     --
MSI common stock sold for cash                       --            --            --           --
MSI common stock exchanged to cancel
  stockholder advances and accrued salaries          --            --            --           --
Debt conversion expense                              --            --            --           --
MSI common stock exchanged for
  accounts payable and stock based
  compensation                                       --            --            --           --
Net loss                                             --            --            --           --
                                               ----------    ----------    ----------   ----------
Balance - December 31, 2002                          --      $     --            --     $     --
                                               ==========    ==========    ==========   ==========
Year Ended December 31, 2001:
-----------------------------

Balance - December 31, 2000                         1,334    $    4,002          --     $     --
MSI common stock sold for cash                       --            --            --           --
MSI common stock exchanged to cancel
  stockholder loan                                   --            --            --           --
Debt conversion expense                              --            --            --           --
Extraordinary item - loss from
  extinguishment of debt                             --            --            --           --
MSI common stock exchanged for accounts
  payable                                            --            --            --           --
MSI common stock issued for bonus                    --            --            --           --
MSI common stock exchanged from PFD II             (1,334)       (4,002)         --           --
MSI common stock exchanged from PFD I                --            --            --           --
MSI common stock exchanged for EMSI
  common stock                                       --            --            --           --
MSI common stock exchanged for
  debentures                                         --            --            --           --
Accrual of 2001 interest to be exchanged
  in stock in 2002                                   --            --            --           --
Accrual of 2001 employee bonuses to be
  issued in stock in 2003                            --            --            --           --
Net loss                                             --            --            --           --
                                               ----------    ----------    ----------   ----------
Balance - December 31, 2001                          --      $     --            --     $     --
                                               ==========    ==========    ==========   ==========






The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                Additional
                                                 Paid-in       Accumulated       Treasury
                                                 Capital         Deficit           Stock           Total
                                               ------------    ------------    ------------    ------------
Year Ended December 31, 2002:
-----------------------------

Balance - December 31, 2001                    $ 18,454,014    $(21,056,961)   $    (18,000)   $ (2,605,945)
MSI common stock sold for cash                    1,154,775            --              --         1,155,763
MSI common stock exchanged to cancel
  stockholder advances and accrued salaries         234,587            --              --           234,900
Debt conversion expense                              78,300            --              --            78,300
MSI common stock exchanged for
  accounts payable and stock based
  compensation                                       41,592            --              --            41,648
Net loss                                               --          (285,726)           --          (285,726)
                                               ------------    ------------    ------------    ------------
Balance - December 31, 2002                    $ 19,963,268    $(21,342,687)   $    (18,000)   $ (1,381,060)
                                               ============    ============    ============    ============
Year Ended December 31, 2001:
-----------------------------

Balance - December 31, 2000                    $ 16,423,679    $(19,049,100)   $    (18,000)   $ (2,613,060)
MSI common stock sold for cash                      731,181            --              --           731,767
MSI common stock exchanged to cancel
  stockholder loan                                  262,371            --              --           262,721
Debt conversion expense                              22,533            --              --            22,533
Extraordinary item - loss from
  extinguishment of debt                             87,573            --              --            87,573
MSI common stock exchanged for accounts
  payable                                           602,841            --              --           603,324
MSI common stock issued for bonus                      (241)           --              --              --
MSI common stock exchanged from PFD II                4,757            --              --               759
MSI common stock exchanged from PFD I                14,102            --              --             1,046
MSI common stock exchanged for EMSI
  common stock                                           (8)           --              --              --
MSI common stock exchanged for
  debentures                                         36,476            --              --            36,503
Accrual of 2001 interest to be exchanged
  in stock in 2002                                   18,750            --              --            18,750
Accrual of 2001 employee bonuses to be
  issued in stock in 2003                           250,000            --              --           250,000
Net loss                                               --        (2,007,861)           --        (2,007,861)
                                               ------------    ------------    ------------    ------------
Balance - December 31, 2001                    $ 18,454,014    $(21,056,961)   $    (18,000)   $ (2,605,945)
                                               ============    ============    ============    ============






The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                              For the Years Ended
                                                                  December 31,
                                                          --------------------------
                                                              2002           2001
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                $  (285,726)   $(2,007,861)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                           149,530        142,051
      Bad debt expense                                         19,182         19,498
      Loss from extinguishment of debt                           --           87,573
      Debt conversion expense                                  78,300         22,533
      Stock/options issued for services and interest            8,148         37,058
      Employees' stock bonus                                     --          250,000
      Write-off of deferred offering costs                       --          326,688
    Changes in assets (increase) decrease:
      Accounts receivable                                     (60,143)      (396,249)
      Supplies                                                 14,999         37,530
      Prepaid expenses and other current assets               (26,658)       (48,140)
    Changes in liabilities increase (decrease):
      Accounts payable and accrued liabilities               (629,498)       417,409
      Bank overdraft                                          (57,912)       113,781
      Advances from stockholder                               131,654        187,782
                                                          -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                (658,124)      (810,347)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (710,752)       (54,433)
  Increase in permits                                         (37,294)          --
                                                          -----------    -----------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (748,046)       (54,433)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                        1,155,763        731,767
  Proceeds from notes payable - stockholder                   615,000         55,000
  Payments on other long-term obligations                    (364,593)      (101,364)
  Deferred offering costs                                        --          (76,688)
                                                          -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES             1,406,170        608,715
                                                          -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             --         (256,065)

CASH AND CASH EQUIVALENTS - BEGINNING                            --          256,065
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS - END                           $      --      $      --
                                                          ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                  For the Years Ended
                                                                      December 31,
                                                             ---------------------------
                                                                 2002           2001
                                                             ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                              $    110,589   $    114,030
                                                             ============   ============
  Income taxes paid                                          $       --     $       --
                                                             ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING INFORMATION:

  Write-off of fully depreciated assets                      $       --     $    375,023
                                                             ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING INFORMATION:

  Stock issued in connection with loans and accounts
    payable                                                  $    346,700   $    886,045
                                                             ============   ============
  Stock and options issued for compensation                  $      8,148   $       --
                                                             ============   ============
  Accrued employees' stock bonus                             $       --     $    250,000
                                                             ============   ============
  Issuance of MSI common stock for EMSI common stock         $       --     $          8
                                                             ============   ============
  Conversion of MSI preferred stock for common stock         $       --     $     17,067
                                                             ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



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

During   2002  the  Company   formed   three  new   wholly-owned   subsidiaries:
ShredSolutions, Inc., SharpSolutions, Inc. and EnviroClean Transport Services, Inc. These subsidiaries did not have any significant operations at December 31, 2002.

NOTE 2  GOING CONCERN

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $285,726 and $2,007,861 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2002 and 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, cash flow deficits have been funded by shareholders of the Company. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's common

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 2  GOING CONCERN (Continued)

stock, approximately $1,155,000 and $732,000 during the years ended December 31, 2002 and 2001, respectively. One of the Company's largest shareholders loaned the Company $615,000 in 2002. Also, the Company's President has advanced funds for working capital from time to time totaling $262,721 through December 31, 2001 and an additional $131,654 during the year ended December 31, 2002. There is no assurance that such private placement funding and loans and advances will continue to satisfy the Company's cash needs, or that any other financing will occur.

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company, its 99% owned subsidiary, EMSI, and its newly formed subsidiaries. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------

The Company's trade accounts receivable is stated net of an allowance for doubtful accounts of $21,744 and $50,000 at December 31, 2002 and 2001, respectively. The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.


Supplies
--------

Supplies are stated at the lower of average cost or fair value and consist primarily of medical waste containers and supplies provided to hospitals and medical clinics and offices.

                                MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible Assets - Permits
---------------------------

Beginning in 2002 with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," such assets are no longer amortized but instead are tested for impairment in value at least annually. Currently the Company does not have any goodwill. Intangible assets consist solely of permit costs incurred in amending the Garland facility medical waste disposal permit from the Texas Commission on Environmental Quality ("TCEQ"). Permits are subjected to an annual impairment test. At December 31, 2002, no impairment exists.

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

Revenue Recognition
-------------------

Revenues from waste management services are recognized at the time medical waste is received and prepared for processing. The Company provides an accrual for the estimated expense relating to waste collected but not processed at the end of each accounting period.

Fair Value of Financial Instruments
-----------------------------------

The recorded carrying values of accounts receivable, accounts payable, and other long-term obligations are considered to approximate the fair values of such financial instruments.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Expenses
--------------------

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2002 and 2001 approximated $30,000 and $14,000, respectively.

Other income
--------------------

Other income consists principally of debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations has passed whereby the debt holders lost their right to present legal claims against us.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").


SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishment of debt and sale-leaseback transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 15, 2002 with early adoption encouraged.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard required companies to recognize costs associates with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a significant impact on the consolidated financial statements of the Company. The Company does not expect the adoption of the initial recognition requirements of FIN 45 to have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Inteest Entities - an Interpretation of ARB No. 51." This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpreation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variabe interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003.

Management does not believe that the adoption of any of these pronouncements had, or will have, a material effect on the Company's consolidated financial statements.

NOTE  4  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                   At December 31,
                                               ----------------------
                                                 2002         2001
                                              ----------   ----------

            Land                              $   20,000   $   20,000
            Building                             661,179      589,738
            Furniture and equipment            1,307,303      667,992
                                              ----------   ----------
                                               1,988,482    1,277,730
            Less:  Accumulated depreciation      728,832      578,704
                                              ----------   ----------
            Property and Equipment, Net       $1,259,650   $  699,026
                                              ==========   ==========

Depreciation of property and equipment for the years ended December 31, 2002 and 2001 amounted to $149,530 and $117,267, respectively.

NOTE  5 INCOME TAXES

The Company was not required to record a provision for income taxes for the years ended December 31, 2002 and 2001, as a result of net operating losses incurred during those years.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  5  INCOME TAXES (Continued)

As of December 31, 2002, the Company had available approximately $16,100,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1995 through 1997 expire during the years 2010 through 2012 and the December 31, 1998 through 2002 NOL carryforwards expire in the years 2018 through 2022, respectively. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code, as amended.

At December 31, 2002, the Company has a deferred tax asset of approximately $7,550,000, principally representing the benefits of its net operating loss and certain other expenses not currently deductible for tax purposes. These temporary differences consist principally of compensation related to the granting of restricted stock and stock options, valuation allowances for an investment in a joint venture and property and equipment, accrued salaries and depreciation and amortization. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The valuation allowance increased by $150,000 during the year ended December 31, 2002.

NOTE  6 ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                 At December 31,
                                             -----------------------
                                                2002         2001
                                             ----------   ----------

            Salaries                         $  374,149   $  428,844
            Payroll and other taxes              88,217      394,951
            Royalty obligation                   80,000         --
            Interest                            152,249      134,859
            Processing expenses                 187,484      334,527
            Insurance                            47,543       35,831
            Litigation provision (Note 12)      369,535      550,000
            Miscellaneous                       304,300      408,420
                                             ----------   ----------
                                             $1,603,477   $2,287,432
                                             ==========   ==========

The Company reached an agreement with the State of Texas on February 28, 2003 concerning litigation under the Texas Smart Jobs Program. The State of Texas agreed to accept payment of $240,620 to be paid over a 36-month period in equal installments of $6,684 commencing in April 2003 plus payments aggregating $6,110 to certain former employees who were participants in the Smart Jobs Training Program. Accordingly, payments amounting to $180,465 scheduled to be made subsequent to December 31, 2003 have been classified as a long-term obligation on the accompanying balance sheet.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  7 LONG-TERM OBLIGATIONS

Long-term obligations are comprised of the following:

                                                      At December 31,
                                                    ------------------
                                                     2002       2001
                                                   --------   --------

          Bank note - EMSI facility                $265,209   $285,413
          Bank note - EMSI EnviroClean(R) System
            and facility                               --      117,316
          Installment notes - equipment              67,836     92,545
                                                   --------   --------
          Total indebtedness to banks and
            financial institutions                  333,045    495,274

          Less:  Bank notes classified as
                   current                             --      402,728
          Less:  Current maturities                  38,949     23,183
                                                   --------   --------
               Total Long-Term Obligations         $294,096   $ 69,363
                                                   ========   ========

In July 1996, the Company borrowed $367,500 from a bank. The note is secured by a first lien on EMSI's facility in Garland, Texas, and bears interest at a variable rate based on the national prime rate, plus 2.5%, aggregating 5.25% at December 31, 2002. The note was originally payable in minimum monthly installments of principal and interest totalling $3,910 (reduced to $3,186 beginning August 9, 2002), and matures in July 2011. The Company's president and chief executive officer has guaranteed this debt. The total amount outstanding at December 31, 2002 is $265,209.

In July 1999, the Company borrowed $200,000 from a bank primarily for working capital purposes. The note is secured by a second lien on the EMSI facility in Garland, and a first lien on the EnviroClean(R) System located at that facility. The note bears interest at 10.5% and is payable in monthly installments of principal and interest totaling $4,315 through July 2004. The Company's president and chief executive officer has guaranteed this debt. The debt was repaid in full on September 10, 2002 from the proceeds of a stockholder note. (See Note 8 entitled Notes Payable - Stockholder).

From time to time during 2001, the Company had been in arrears on the bank note and therefore in default with respect to the provisions of the debt agreement. As of December 31, 2002, the Company is current with its payment requirements and in compliance with such terms of the agreement.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  7 LONG-TERM OBLIGATIONS (Continued)

The Company is obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.15% to 12.15%, are due at various dates through January 2006 and are payable in monthly installments of approximately $2,798 consisting of principal and interest. The notes are collateralized by the equipment acquired.


Aggregate maturities of long-term indebtedness (including the notes payable - stockholder described in Note 8 below) and the Smart Jobs litigation settlement subsequent to December 31, 2002 are as follows:

             Year Ended December 31,                    Amount
             -----------------------                  ----------

                      2003                            $  209,846
                      2004                               237,075
                      2005                               253,392
                      2006                               185,731
                      2007 and thereafter                278,033
                                                      ----------
                                                      $1,164,077
                                                      ==========

NOTE  8  NOTES PAYABLE - STOCKHOLDER

On August 28, 2002, the Company received the first of a series of three loans totaling $615,000 from a stockholder of the Company. The initial loan of $202,250 was used to repay the principal and accrued interest of a note, which was secured by all of the assets of the Company, due another stockholder totaling the same amount. The notes payable to the stockholder bear interest at the rate of 10 percent per annum and are payable monthly commencing September 28, 2002 for a period of 60 months. The total monthly payment amount is $13,067. $90,000 of the proceeds of the notes was used to repay a second lien working capital note to Southtrust Bank, and the remainder of the proceeds were applied to payment of the delinquent payroll tax liability mentioned in Note 12. The loans are secured by a second lien deed of trust on the Garland, Texas plant. The liens securing the paid obligations were released in October and November. At December 31, 2002 the total obligation was $584,302

At January 1, 2001, the Company was obligated on a note payable to another stockholder of MSI in the amount of $116,667 bearing interest at a stated rate of 10% due July 31, 2002. The note was collateralized by certain future royalties, if any, from the sale of EC-500 Systems and the related patented technology.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  8  NOTES PAYABLE - STOCKHOLDER (Continued)

The note and accrued interest thereon were convertible into common stock, at the option of the holder, based on the rate of $1.50 per share. On May 7, 2001, the Company concluded an agreement with such stockholder to modify the conversion rate from $1.50 per share to $1.25 per share. The Company recorded a debt conversion expense of $19,500 during the second quarter of 2001 related to such modification. On July 31, 2001, the note was amended to recognize additional loans, totaling $55,000, the reduced conversion price and the granting of additional collateral in the form of all other tangible and intangible assets of the Company. The new note, totalling $171,667, bears interest at 10% and was due on July 31, 2002. The note and accrued interest were repaid in full on August 28, 2002 from the proceeds of a new stockholder note mentioned above.

NOTE 9  CONVERTIBLE DEBENTURES

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

The outstanding principal balance of the Series I Debentures at January l, 2001 was $50,000. Due to cash constraints, the Company was not able to redeem this balance at the stated maturity date of March 31, 1999. In addition, the Company is delinquent in its payment of interest on the outstanding debentures. However, the Company is still allowing the holders to convert Series I Debentures into MSI common stock at a conversion rate of $1.50 per share. During 2001, noteholders converted $20,000 of principal and $16,503 of unpaid interest, respectively, into the Company's common stock. Accrued interest payable on the debentures as of December 31, 2002 and 2001 totalled $29,312 and $24,813, respectively. The principal balance at December 31, 2002 and 2001 was $30,000.

Series II Debentures
--------------------

In October 1998, the Company issued 10% Convertible Redeemable Debentures ("Series II Debentures") primarily for working capital purposes. The terms of

                                MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 9  CONVERTIBLE DEBENTURES (Continued)

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

The outstanding principal balance of the Series II Debentures at January l, 2001 was $10,135. Due to cash constraints, the Company was not able to redeem this balance at the stated maturity date of November 1, 1999. In addition, the Company is delinquent in its payment of interest on the outstanding debentures. However, the Company is still allowing the holders to convert Series I Debentures into MSI common stock at a conversion rate of $1.75 per share. There have been no conversions during the two years ended December 31, 2002. Accrued interest payable on the debentures as of December 31, 2002 and 2001 totaled $3,956 and $2,942, respectively. The principal balance at December 31, 2002 and 2001 was $10,135.


NOTE 10  STOCKHOLDERS' DEFICIENCY

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

Series I Preferred Stock
------------------------

In 1996, the Company issued Series I Cumulative Redeemable Preferred Stock ("Series I Preferred Stock"), par value $.001, as an offer to holders of Series I Debentures (see Note 9) to receive shares of the Series I Preferred Stock in

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 10  STOCKHOLDERS' DEFICIENCY  (Continued)

Series I Preferred Stock  (Continued)
------------------------

exchange for the debenture principal and accrued unpaid interest. The Company, at its option, may convert the Series I Preferred Stock into common stock based on a rate of four shares of common stock for each share of Series I Preferred Stock. The Series I Preferred Stock issued to debenture holders is also convertible into the Company's common stock, at the option of the holder, based on the same rate of four shares of common stock for each share of Series I Preferred Stock. The Series I Preferred Stock carries a cumulative dividend rate of 8%, which is payable annually on June 1.

The Series I Preferred Stock can be redeemed by MSI at a redemption price of $7 per share, plus accumulated unpaid dividends. The Series I Preferred Stock has a liquidation preference of $6 per share, plus accumulated unpaid dividends. In addition, the Company has the option of making the 8% annual dividend payment in additional shares of Series I Preferred Stock, in lieu of cash, based on a value of $6 per share for the Series I Preferred Stock, or in common stock, based on a value of $1.50 per share. The Company has also issued shares of Series I Preferred Stock or common stock, at the same values ($6 per share for Series I Preferred Stock and $1.50 per share for common stock), in lieu of making cash payments for accrued interest on debentures. Cumulative unpaid dividends on Series I Preferred Stock at December 31, 2002 and 2001 was $-0- and $-0-, respectively.

During November 2001, the Company converted all remaining Series I preferred stock to common stock based on a value of $1.50 per share.

Series II Preferred Stock
-------------------------

In 1999, the Company issued Series II Cumulative Redeemable Preferred Stock ("Series II Preferred Stock"), par value $.001 and a stated value of $3.00, for working capital purposes. The Series II Preferred Stock is convertible into common stock, based on a rate of one share of common stock for each share of Series II Preferred Stock, at the shareholders' option prior to January 31, 2000, or at the Company's option at any time. The Series II Preferred Stock carries a cumulative dividend rate of 10%, which is payable annually on December 31.

The Series II Preferred Stock can be redeemed by MSI at a redemption price of $3 per share, plus accumulated unpaid dividends. Series II Preferred Stock also has a liquidation preference of $3 per share, plus accumulated unpaid dividends, and is senior in priority as to both dividends and liquidation with respect to the Series I Preferred Stock, the Company's common stock, and the preferred stock of EMSI discussed below. Until the first anniversary after issuance, the Company has the option of paying all cumulative dividends through issuance of additional shares of Series II Preferred Stock in lieu of cash. After the first anniversary of issuance, the 10% dividends must be paid in cash only. Accumulated unpaid dividends on Series II Preferred Stock at December 31, 2002 and 2001 was $-0- and $-0-, respectively.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 10  STOCKHOLDERS' DEFICIENCY (Continued)

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

Common Stock
------------

During 2002 the Company offered to its current stockholders the opportunity to purchase the MedSolutions, Inc. Common Stock Unit Offering to finance the installation of certain autoclave treatment equipment at EMSI's Garland facility and general working capital purposes. The Unit Offering consisted of ten units of common stock at $60,000 per unit for the purchase of 40,000 shares of MSI common stock and a one-tenth interest in the Processed Waste Trust. EMSI is obligated to pay to the Trust a royalty of one-half cent per pound for all waste processed through autoclave number one for a period of two years from commencement of operation of the autoclave. The Company guaranteed a minimum processing volume of 800,000 pounds per month for royalty calculation purposes to be shared amount the ten units. Accordingly, the Company recognized as common stock proceeds at $1.26 per share ($520,000) and recorded a royalty liability for $0.24 per share ($80,000). Royalty payments covering the period of operation of the autoclave from August 29, 2002 to December 31, 2002 have been made to the unit holders. The remaining balance of minimum royalties due under the unit offering is included in accrued liabilities.

In February 2002, we received $525,000 from an existing shareholder to purchase 500,000 shares of our Common Stock. Our Board of Directors approved the sale of the shares.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 10  STOCKHOLDERS' DEFICIENCY (Continued)

Stock Grants and Options
-------------------------

At the annual meeting of stockholders of the Company on December 18, 2002, the stockholders approved the adoption of the MedSolutions, Inc. 2002 Stock Plan. The purpose of the plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business. Options granted under the plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Board of Directors at the time of grant. 850,000 shares of common stock have been reserved for issuance under the plan. No options have been granted under the terms of the plan through February 21, 2003.

The Company's Board of Directors has previously approved grants of common stock and options to purchase common stock to key executives and employees, all of which were granted prior to January 1, 1999. The Company has also granted stock and options to a stockholder of the Company in connection with various loans made by the stockholder to the Company, all of which were granted prior to January 1, 1999. The option grants are for periods of two to five years. Certain options may not be exercised for a period of two years after the grant date. An option to purchase 25,000 shares of the Company's common stock held by a former officer of the Company expired on January 15, 2002. The option was not exercised before expiration.

The Board of Directors has approved an employee's stock bonus of $250,000 for the year ended December 31, 2001. These bonuses were reflected as compensation expense in the year ended December 31, 2001. The shares will be issued to employees in 2003. No options were granted to employees during the years ended December 31, 2002 or 2001 and no compensation expense was recognized during those years with respect to stock options. No stock bonuses were granted during the year ended December 31, 2002.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 10  STOCKHOLDERS' DEFICIENCY (Continued)

A summary of activity involving options on the Company's common stock follows:

                                              Number of Options   Exercise Price
                                              -----------------   --------------

   Balance outstanding at December 31, 2001        25,000           $  0.75

   Granted                                           --                --
   Exercised                                         --                --
   Cancelled/Expired                              (25,000)            (0.75)
                                                  -------           -------
   Balance outstanding at December 31, 2002          --             $  --
                                                  =======           =======

On May 31, 2001, the Board of Directors authorized three officers and shareholders to convert accrued salaries and loans, at their option, into shares of common stock, at the rate of $0.75 per share. During 2002 and 2001, an officer/stockholder converted loans and accrued salaries totaling $234,900 and $262,721, respectively, into 313,200 and 350,295 shares, respectively, of the Company's common stock. Since the conversion rate was less than the market value of the common stock, the Company recorded a debt conversion expense of $78,300 and $22,533 during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, the officers and shareholders have remaining accrued salaries not converted totaling $347,289 that could be converted into 463,052 common shares.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                              At December 31,
                                                           ---------------------
                                                             2002        2001
                                                           ---------   ---------

        Convertible accrued salaries                         463,052     536,734
        Options to purchase common stock                        --        25,000
        Convertible debentures and unpaid interest            47,593      45,259
        Note payable to stockholder and accrued interest        --       152,756
        Shares to be issued to employees under stock
          bonus                                              259,500     259,500
        Shares to be issued to directors for letter of
          credit guarantee                                      --        18,750
                                                           ---------   ---------
                Total                                        770,145   1,037,999
                                                           =========   =========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 11  WASTE MANAGEMENT FACILITY AGREEMENT

In April 1996, EMSI acquired certain assets and assumed certain liabilities of BMI Services, Inc. ("BMI"), a medical waste transportation and management company. As part of this acquisition, BMI's contract to operate the medical waste incineration facility at UTMB in Galveston, Texas, and to provide medical waste incineration services to UTMB, was assigned to EMSI. The original contract was for an initial term of five years that ended in December 2000, but is renewable for a second five-year term (see below). The contract required EMSI to pay UTMB a monthly fixed facility usage fee on one medical waste incinerator; a monthly variable fee based on the volume of medical waste processed at the facility; and utility charges for the facility. EMSI was also responsible for repairs and maintenance costs of the facility up to an annual limit of $90,000. In return, EMSI received medical waste management fees from UTMB based on the quantity of waste processed. Such fees are determined using a progressive rate schedule, which is adjusted annually.

The Company has renegotiated with UTMB an amendment extending the UTMB contract until December 8, 2005. The amendment requires the Company to pay the following estimated monthly amounts during the contract years:

                           Fixed Facility
                            Maintenance         Capital          Variable
        Contract Years      and Use Fee       Renewal Fee        Usage Fee
        --------------     --------------     -----------     ---------------
                                                              (Based on waste
                                                                incinerated)

             2001             $ 17,500          $ 10,833       $.005 per lb.
             2002             $ 18,500          $ 20,208       $.005 per lb.
             2003             $ 19,500          $ 27,159       $.005 per lb.
             2004             $ 20,500          $ 27,159       $.005 per lb.
             2005             $ 21,500          $ 27,159       $.005 per lb.

The Company is required to pay all utility costs but will receive a monthly credit for the value of steam produced by the incinerator plant. The contract is cancelable by either party with a one year written notice and payment of the remaining capital renewal fee.

NOTE 12  COMMITMENTS AND CONTINGENCIES

Financing Agreement Terminated
------------------------------

On October 31, 2000, MSI entered into a financing agreement with Lilly Beter Capital Group, Ltd. ("LBCG"), whereby LBCG agreed to assist MSI in raising up to $5,000,000 of equity financing and provide services to MSI with respect to the raising of a minimum of $15,000,000 and a maximum of $20,000,000 of tradable low-grade, high-yield, 10-year bonds. Pursuant to the terms of the financing agreement, MSI is required to provide the costs and expenses associated with both the equity and debt offerings, not to exceed $850,000. In November 2000, $250,000 was paid to LBCG, which was reported as deferred offering costs in the December 31, 2000 consolidated balance sheet. During the year ended December 31, 2001, an additional $50,000 was paid to LBCG, which was capitalized in deferred offering costs totalling $326,688.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 12  COMMITMENTS AND CONTINGENCIES (Continued)


         The financing agreement MSI entered into with LBCG expired on October 30, 2001. In January, 2002 LBCG presented the Company with a proposal for a new financing agreement, which contains additional conditions. Those conditions included, the replenishment of the escrow account that the Company has paid to LBCG (to pay the costs and expenses associated with the equity and debt offerings) to $500,000, and MSI becoming a company whose shares are publicly traded. There was no assurance that the contingencies specified in the proposed agreement would be met and that the financing contemplated by the agreement would be consummated. As of February 22, 2002, there is no firm commitment or guarantee by LBCG to provide the financing. Due to the uncertainty of the negotiations between the Company and LBCG, the Company decided to charge to expense in 2001 all related deferred offering costs in the amount of $326,688. The Company has retained legal counsel in connection with potential ligitation for conflict of interest between the legal firms and an individual law partner representing LBCG and the Company in connection with the services that were to have been provided by LBCG.

Risks and Concentrations
------------------------

MSI and EMSI operate exclusively in one industry. EMSI provides waste management services to medical waste generators in North and South Texas. Until August 29, 2002, EMSI's operations were highly dependent upon utilization of UTMB's waste incineration facility. EMSI uses this facility to service UTMB in addition to several other customers in the South Texas area. Prior to August 29, 2002, substantially all of the waste processed by the Company was done at the Galveston facility, except when the facility was not operational, in which case the Company outsourced its medical waste processing through alternate facilities. On August 29, 2002, EMSI commenced using its own autoclave system that was installed in its Garland, Texas facility. Accordingly, in the event that UTMB cancelled the waste management facility agreement with EMSI, EMSI would be able to use its Garland facility as a suitable alternate facility to avoid any significant detrimental impact on the operations of EMSI (see Note
11).

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents and trade accounts receivable.

With respect to trade receivables, ongoing credit evaluations of customers' financial condition are performed and generally, no collateral is required. The Company maintains a reserve for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

At December 31, 2002 and 2001, UTMB accounted for approximately 30% and 35% of the accounts receivable balance. For the years ended December 31, 2002 and 2001, UTMB accounted for approximately 22% and 25%, respectively, of net revenues in each year. Five other customers accounted for an additional 35.8% of net revenues at December 31, 2002, of which one customer accounted for 10.8%.

The Company carries $5 million of liability insurance (including umbrella coverage), and $1 million of aggregate pollution and legal liability insurance ($2 million per incident), which the Company considers sufficient to meet regulatory and customer requirements and to protect its employees, assets and operations. The Company's pollution liability insurance excludes liabilities under CERCLA. There can be no assurance that the Company will not face claims under CERCLA or similar state laws resulting in substantial liability for which the Company is uninsured and which could have a material adverse effect on its business.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 12  COMMITMENTS AND CONTINGENCIES (Continued)

Lease Obligations
-----------------

The Company has a non-cancelable operating lease covering its corporate office in Dallas, Texas that expired on October 31, 2001.

In October 2001, the Company extended its lease covering its office in Dallas, Texas for a term of four years, commencing on November 1, 2001. Minimum annual rentals under the new lease are as follows:

              Years Ended
              December 31,                      Amount
              ------------                    ----------

                 2003                         $  123,442
                 2004                            130,238
                 2005                            113,250
                                              ----------
                                              $  366,930
                                              ==========

Rent expense and sub-rental income for the years ended December 31, 2002 and 2001 were as follows:

                                            For the Years Ended
                                                December 31,
                                            -------------------
                                              2002       2001
                                            --------   --------

             Rent expense                   $120,379   $142,127
             Less: Sub-rental income            --       69,750
                                            --------   --------
                                            $120,379   $ 72,377
                                            ========   ========

On September 30, 2001, the sublease agreement with the tenant was terminated.

During the year ended December 31, 2002, the Company, through its subsidiary, EnviroClean Transport Services, Inc., entered into a lease agreement for the use of seven new vehicles and one used vehicle to replace previously used transportation equipment. The monthly lease payments range from $993 to $1,101 and the lease periods range from 39 months for the used truck to 72 to 84 months for the remaining vehicles. In addition the Company pays a per-mile maintenance fee of $0.06 to $0.065 for the use of the vehicles. The following

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 12  COMMITMENTS AND CONTINGENCIES (Continued)

table shows the future minimum operating lease payments that are due under the contract.

                     Years Ended
                     December 31,                  Amount
                     ------------                ---------

                        2003                     $  99,775
                        2004                        99,775
                        2005                        99,775
                        2006                        86,671
                        2007                        86,671
                        Thereafter                 113,099
                                                 ---------
                                                 $ 585,766
                                                 =========


Payroll Tax Delinquency
-----------------------

The Company is current in paying its payroll taxes for 2002 and 2003 but was delinquent in paying its payroll taxes for the third and fourth quarters of 2000 and the second, third and fourth quarters of 2001. The total amount of the delinquency, including penalties and interest, was $362,109. Of such amount, the Company paid $24,000 during the months of July and August 2002, $228,914 on September 27, 2002, and $109,195 on October 15, 2002. On October 16, 2002 the IRS released the federal tax lien against the Garland plant real property which was filed in June 2002.

Environmental Matters
---------------------

The Company operates within the medical waste management industry, which is subject to various federal, state and local laws and regulations. Management is not aware of any significant contingent liabilities relative to these activities.

Litigation
----------

The Company was a named defendant, along with several officers of the Company, named individually, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounts to

                                MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 12  COMMITMENTS AND CONTINGENCIES (Continued)

$403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001 the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001 the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001 seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. However, the Company believes that by seizing the shares of common stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have valid claim against the Company. The Company is examining options regarding claims for indemnification, contribution, and claims against third parties. However, the Company has not made any decisions and such issues remain unresolved. The accompanying consolidated balance sheets, as of December 31, 2002 and 2001, reflect an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against us. We filed a Motion for a New Trial based on what we believe are judicial errors in the ruling. We are currently in settlement discussions with the bonding company to resolve the matter.

Michael Moorhead, one of the defendants in the North Carolina action filed suit in Texas against the Company's former counsel in the North Carolina action claiming, among other things, that the counsel is liable for the loss in such case for failure to timely respond to discovery. The case was styled Michael Moorhead v. Hunton & Williams, et al, 160th Judicial District Court, Dallas County, Texas, Cause No. 01-07565. Hunton & Williams then filed a third-party action against Mr. Fleeger, alleging that Mr. Fleeger was the contact person for all of the defendants in the North Carolina case, and was therefore responsible to the plaintiff. Hunton & Williams, et al sought contribution from Mr. Fleeger in the event they are liable to Mr. Moorhead. Mr. Fleeger denied the allegations against him and filed a counterclaim against Hunton & Williams, seeking damages for negligence. The case was settled on October 17, 2002 and the settlement amount of $50,000 is being held in trust and will be applied to the outstanding bond obligation, if any.

The Company is named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claims that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and seeks compensatory damages in the amount of $439,631, plus costs and attorneys' fees. The Company has answered and has denied all of the plaintiff's allegations. It is the opinion of the Company's attorneys that a range between $230,182 and $290,549, plus prejudgment interest at the rate of 10% per annum simple interest, plus attorney's fees is reasonable. The attorneys base their opinion primarily upon a Close-Out Worksheet that was prepared by the State of Texas, Department of Economic Development, and forwarded to the Company on July 12, 1999. While the Company cannot predict the outcome of any

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 12  COMMITMENTS AND CONTINGENCIES (Continued)

settlement, an accrual of $290,000 was reflected in the accompanying December 31, 2001 consolidated balance sheet. The Company also accrued prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2003. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation will be credited to income in February 2003 in the amount of $147,270.


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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 13 RELATED PARTY TRANSACTIONS

Related party payables at December 31, 2002 and 2001 to stockholders and officers amounted to $979,691 and $594,842, of which $347,289 and $421,829 are included in accrued liabilities, respectively.

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                          Years Ended December 31,
                                          ------------------------
                                             2002          2001
                                          ----------    ----------

                 Interest expense         $   37,573    $   14,416
                                          ==========    ==========

Other debt and equity transactions with related parties are disclosed in Notes 8, 10 and 12.


Note 14-Selected Quarterly Financial Data (Unaudited)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2002 and 2001 (in thousands, except for per share amounts):


                                           First     Second      Third     Fourth
                                          Quarter    Quarter    Quarter    Quarter
                                           2002       2002       2002       2002
                                          -------    -------    -------    -------
Revenues ..............................   $ 1,209    $ 1,313    $ 1,386    $ 1,503
Gross profit ..........................       298        360        469        694
Income (loss) from operations .........      (161)      (128)       (29)       143
Net income (loss) .....................      (213)      (132)       (20)        79
*Basic and diluted earnings (loss).....
     per common share .................     (0.01)     (0.01)     (0.00)      0.00


                                           First     Second      Third     Fourth
                                          Quarter    Quarter    Quarter    Quarter
                                           2001       2001       2001       2001
                                          -------    -------    -------    -------
Revenues ..............................   $   887    $   985    $ 1,007    $ 1,167
Gross profit (loss) ...................        21        (92)       144        185
Loss from operations ..................      (248)      (463)      (199)      (480)
Income (loss) before extraordinary item      (293)      (523)      (240)      (864)
Extraordinary item, net of tax ........      --          (19)       (18)       (51)
Net income (loss) .....................      (293)      (542)      (257)      (916)
*Basic and diluted earnings (loss)
     per common share .................     (0.02)     (0.04)     (0.02)     (0.06)

------

* Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.

                                  EXHIBIT INDEX
EXHIBIT
  NO.    DESCRIPTION
--------------------

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

10.12 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $202,250.79. (filed as Exhibit 10.12 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

10.13 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $90,000.00. (filed as Exhibit 10.13 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

10.14 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $322,749.21. (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

99.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

99.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**
----------

(*) Denotes a management contract or compensatory plan or arrangement.
(+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
(**) Filed herewith.