Form 10QSB
period 2003-03-31
MEDSOLUTIONS INC
filed 2003-05-20
CIK 1144870

As filed with the Securities and Exchange Commission on May 20, 2003

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2003
                         Commission file number: 0-32995

                               MEDSOLUTIONS, INC.

        (Exact name of small business issuer as specified in its charter)


                   Texas                                    75-2531556

    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


                 12750 Merit Drive, Park Central VII, Suite 770
                               Dallas, Texas 75251

               (Address of principal executive offices) (Zip Code)


                                 (972) 931-2374

              (Registrant's telephone number, including area code)


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

                            May 1, 2003: 16,372,154.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                               MEDSOLUTIONS, INC.
                                      INDEX



Part I.        Financial Information                                        Page
                                                                            ----

 Item 1.       Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 2003
               (Unaudited) and December 31, 2002                               3

               Condensed Consolidated  Statements of Operations for the Three
               Months Ended March 31, 2003 and 2002 (Unaudited)                4

               Condensed Consolidated  Statements of Stockholders'
               Deficiency  for the Three Months Ended March 31, 2003
               (Unaudited)                                                     5

               Condensed Consolidated  Statements of Cash Flows for the
               Three Months Ended March 31, 2003 and 2002 (Unaudited)          6

               Notes to Condensed Consolidated Financial Statements            7
               (Unaudited)

 Item 2.       Management's Discussion and Analysis or Plan of Operation      10

 Item 3.      Controls and Procedures                                         14

Part II.

 Item 1.       Legal Proceedings                                              15

 Items 2 to 5. None                                                           15

 Item 6.       Exhibits and Reports on Form 8-K                               15

Signatures                                                                    18

Certifications                                                                19

Exhibit Index                                                                 21


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                   At December 31,     At March 31,
                                                                        2002               2003
                                                                   ---------------    ---------------
                                                                                        (Unaudited)
Current Assets:
  Cash                                                             $          --      $        14,321
  Accounts receivable - trade, net                                         872,906            929,545
  Prepaid expenses and other current assets                                124,088             64,898
  Supplies                                                                  19,148             22,157
                                                                   ---------------    ---------------
      Total Current Assets                                               1,016,142          1,030,921

Property and equipment - at cost, net of accumulated
  depreciation                                                           1,259,650          1,269,232

Permits                                                                     60,447             61,850
Other                                                                        7,245              7,245
                                                                   ---------------    ---------------
      Total Assets                                                 $     2,343,484    $     2,369,248
                                                                   ===============    ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Bank overdraft                                                   $        87,588    $        33,372
  Convertible debentures                                                    40,135             40,135
  Current maturities of long-term obligations                               38,949             38,949
  Accounts payable                                                         847,432            916,131
  Accrued liabilities                                                    1,603,477          1,436,439
  Current maturities - notes payable stockholder                           104,632            103,163
  Advances from stockholder                                                 48,100             37,600
                                                                   ---------------    ---------------
      Total Current Liabilities                                          2,770,313          2,605,789

Long-term obligations, less current maturities                             294,096            282,501
Notes payable - stockholder, less current maturities                       479,670            454,834
Smart Jobs litigation settlement, less current maturities                  180,465            180,465
                                                                   ---------------    ---------------
      Total Liabilities                                                  3,724,544          3,523,589
                                                                   ---------------    ---------------
Commitments, Contingencies and Other Matters


Stockholders' Deficiency:
  Common stock (par value $.001) - authorized 100,000,000
    shares; 16,359,354 and 16,369,354 shares issued at December
    31, 2002 and March 31, 2003, respectively                               16,359             16,369
  MSI Preferred stock (par value $.001) - authorized 100,000,000
     Shares                                                                   --                 --
 Additional paid-in capital                                             19,963,268         19,983,758
 Accumulated deficit                                                   (21,342,687)       (21,136,468)
 Treasury stock, at cost - 12,200 shares of common stock                   (18,000)           (18,000)
                                                                   ---------------    ---------------
     Total Stockholders' Deficiency                                     (1,381,060)        (1,154,341)
                                                                   ---------------    ---------------
     Total Liabilities and Stockholders' Deficiency                $     2,343,484    $     2,369,248
                                                                   ===============    ===============




            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================
                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                        2002            2003
                                                   ------------    ------------
                                                           (Unaudited)
--------------------------------------------------------------------------------

Revenues:
  Sales                                            $  1,208,592    $  1,577,187
                                                   ------------    ------------

Operating expenses:
  Cost of sales                                         910,747         884,513
 General and administrative
    expenses                                            431,123         574,584
 Depreciation and amortization                           27,787          54,662
                                                   ------------    ------------
Total operating expenses                              1,369,657       1,513,759
                                                   ------------    ------------
Income (loss) from operations                          (161,065)         63,428

 Debt conversion expense                                 28,300            --
 Interest expense                                        31,479          29,941
 Litigation settlement (credit)                            --          (147,270)
 Other income                                            (8,176)        (25,462)
                                                   ------------    ------------
                                                         51,603        (142,791)
                                                   ------------    ------------
Net income (loss)                                  $   (212,668)   $    206,219
                                                   ============    ============

Basic net income (loss) per common share           $       (.01)   $        .01
                                                   ============    ============

Diluted net income (loss) per common share         $       (.01)   $        .01
                                                   ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                          15,377,097      16,348,912
                                                   ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                           15,377,097      17,118,111
                                                   ============    ============


================================================================================










            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003




                                                                             MSI Common Stock
                                                                       ---------------------------
                                                                         Shares          Amount
                                                                      ------------    ------------

 Three Months Ended March 31, 2003: (Unaudited)
 ---------------------------------

Balance - December 31, 2002                                             16,359,354    $     16,359
MSI common stock sold for cash                                              10,000              10

Net income                                                                    --              --
                                                                      ------------    ------------
Balance - March 31, 2003                                                16,369,354    $     16,369
                                                                      ============    ============



                          ****************************


                                       Additional
                                        Paid-in       Accumulated       Treasury
                                        Capital         Deficit           Stock          Total
                                      ------------    ------------    ------------    ------------



Three Months Ended March 31, 2003:
(Unaudited)
---------------------------------

Balance - December 31, 2002           $ 19,963,268    $(21,342,687)   $    (18,000)   $ (1,381,060)
MSI common stock sold for cash              20,490            --              --            20,500

Net income                                    --           206,219            --           206,219
                                      ------------    ------------    ------------    ------------
Balance - March 31, 2003              $ 19,983,758    $(21,136,468)   $    (18,000)   $ (1,154,341)
                                      ============    ============    ============    ============


















         See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Three Months Ended
                                                            March 31,
                                                     --------------------------
                                                         2002           2003
                                                     -----------    -----------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $  (212,668)   $   206,219
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       27,787         54,662
      Bad debt expense                                      --           12,000
      Debt conversion expense                             28,300           --
      Stock issued for services                            2,100           --
      Litigation settlement (credit)                        --         (147,270)
    Changes in assets (increase) decrease:
      Accounts receivable                                 51,879        (68,639)
      Supplies                                            (2,397)        (3,009)
      Prepaid expenses and other current assets           25,032         59,190
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities          (185,266)        49,024
      Bank overdraft                                    (145,500)       (54,216)
      Advances from stockholder                          108,237        (10,500)
                                                     -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                      (302,496)        97,461
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (15,725)       (64,337)
  Increase in other non-current assets                    (8,797)        (1,403)
                                                     -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES              (24,522)       (65,740)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                     634,164         20,500
  Payments on other long-term obligations                (21,581)       (37,900)
                                                     -----------    -----------
      NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                       612,583        (17,400)
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                285,565         14,321

CASH AND CASH EQUIVALENTS - BEGINNING                       --             --
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END                      $   285,565    $    14,321
                                                     ===========    ===========



  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                    $    17,298    $    16,810
                                                     ===========    ===========
    Income taxes paid                                $      --      $      --
                                                     ===========    ===========









            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. (MSI) was incorporated in Texas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc. (EMSI), principally collects, transports and disposes of regulated medical waste in north and south Texas.

NOTE  2.  Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 15, 2003, for the year ended December 31, 2002.

The Financial Accounting standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and disclosure - an amendment of FASB Statement No. 123" that provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of this Statement are effective for fiscal years beginning after December 15, 2003. There are no stock options or warrants outstanding.

The Company adopted the above pronouncements during the current quarter and there was no material effect on the Company's condensed consolidated financial statements.

NOTE  3.  Going Concern

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses in all years prior to and including December 31, 2002. Additionally, the Company has significant deficits in both working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4.  Relevant Accounting Standards

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In April 2003, Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under
Statement  133.  This  Statement  is  effective  for  contracts  entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's condensed consolidated financial statements.

NOTE 5.  Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. There are no stock options or warrants outstanding.

Common stock equivalents, consisting of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share for the three months ended March 31, 2002 because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

The denominators for basic and diluted earnings per share ("EPS") consist of the following:

                                                                            At March 31,   At March 31,
                                                                                2002           2003
                                                                            ------------   ------------
     Denominator for basic earnings per share - Weighted average shares
     outstanding                                                              15,377,097     16,348,912

     Dilutive securities:
     Convertible accrued salaries                                                   --          461,211
     Convertible debentures and unpaid interest                                     --           48,488
     Note payable to stockholder and unpaid interest                                --             --
     Shares issuable to employees under stock bonus                                 --          259,500
                                                                            ------------   ------------
             Total                                                            15,377,097        769,199
                                                                            ------------   ------------

     Denominator for diluted earnings per share - Weighted average shares
     outstanding  and dilutive securities at period end                       15,377,097     17,118,111
                                                                            ============   ============

NOTE 6.  Litigation

The Company was a named defendant, along with several officers of the Company, named individually, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounts to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001 the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001 the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001 seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. However, the Company believes that by seizing the shares of common stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have valid claim against the Company. The Company is examining options regarding claims for indemnification, contribution, and claims against third parties. However, the Company has not made any decisions and such issues remain unresolved. The accompanying condensed consolidated balance sheets, as of December 31, 2002 and March 31, 2003, reflect an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against us. We filed a Motion for a New Trial based on what we believe are judicial errors in the ruling. We are currently in settlement discussions with the bonding company to resolve the matter.

Michael Moorhead, one of the defendants in the North Carolina action, filed suit in Texas against the Company's former counsel in the North Carolina action claiming, among other things, that the counsel is liable for the loss in such case for failure to timely respond to discovery. The case was styled Michael Moorhead v. Hunton & Williams, et al, 160th Judicial District Court, Dallas County, Texas, Cause No. 01-07565. Hunton & Williams then filed a third-party action against Mr. Fleeger, alleging that Mr. Fleeger was the contact person for all of the defendants in the North Carolina case, and was therefore responsible to the plaintiff. Hunton & Williams, et al sought contribution from Mr. Fleeger in the event they are liable to Mr. Moorhead. Mr. Fleeger denied the allegations against him and filed a counterclaim against Hunton & Williams, seeking damages for negligence. The case was settled on October 17, 2002 and the settlement amount of $50,000 is being held in trust and will be applied to the outstanding bond obligation, if any.

The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. The Company answered and denied all of the plaintiff's allegations. It was the opinion of the Company's attorneys that a range between $230,182 and $290,549, plus prejudgment interest at the rate of 10% per annum simple interest, plus attorney's fees was reasonable. The attorneys based their opinion primarily upon a Close-Out Worksheet that was prepared by the State of Texas, Department of Economic Development, and forwarded to the Company on July 12, 1999. An accrual of $290,000 was reflected in the accompanying December 31, 2001 and 2002 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2003. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 7.  Business Disruption

         During most of the year 2002,  the waste  incineration  facility at the
University of Texas Medical Branch (UTMB) in Galveston, Texas was not functioning as a result of being shut down commencing April 15, 2002 to make extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. UTMB was required to make the foregoing renovations and improvements so that the facility will be able to comply with the New Source Performance Standards. Following such shut-down the Company submitted an application to the TCEQ to allow it to install an alternative regulated medical waste treatment operation at its Garland plant. The Company received Authorization from the TCEQ permitting it to process its regulated medical waste using the autoclave method of treatment. The Company installed an autoclave treatment system at its Garland facility to process its regulated medical waste. The UTMB facility was tested and commenced operating in March 2003 and operated for a few days. It is expected that the facility will continue to go through a period of trial and testing before reaching its full operating potential. During such period the Company expects that its total operating costs for regulated waste processing will increase, perhaps significantly, until such time as the system is operating at or near its capacity.


NOTE 8.  Accrued Liabilities


          Accrued liabilities consist of the following:

                                                     December 31,     March 31,
                                                     ------------   ------------
                                                         2002           2003
                                                     ------------   ------------
                                                                     (Unaudited)

           Salaries                                  $    374,149   $    412,293
           Payroll and other taxes                         88,217         94,493
           Royalty obligation                              80,000         70,000
           Interest                                       152,249         49,629
           Processing expenses                            187,484        180,663
           Insurance                                       47,543           --
           Litigation provision                           369,535        326,265
           Miscellaneous                                  304,300        303,096
                                                     ------------   ------------
                                                     $  1,603,477   $  1,436,439
                                                     ============   ============



NOTE 9. Related Party Transactions

Related party payables at December 31, 2002 and March 31, 2003 to stockholders and officers amounted to $979,691 and $941,505, of which $347,289 and $345,908 are included in accrued liabilities, respectively.

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

         Our revenues were $1,577,187 for the three months ended March 31, 2003 (unaudited). We derive our revenues from services to two principal types of customers: (i) long-term care facilities, outpatient clinics, medical and dental offices, municipal entities and other smaller-quantity generators of regulated medical waste ("secondary waste generators"); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("primary waste generators"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with "secondary waste generators" customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other "primary waste generators" customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed amount or percentage. As of March 31, 2003, we served approximately 1,000 customers.

Three Months Ended March 31, 2002 and 2003 (unaudited)

=====================================================================================
                                                          For the Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                             2002             2003
                                                         ------------    ------------
                                                                 (Unaudited)
-------------------------------------------------------------------------------------

Revenues:
  Sales                                                  $  1,208,592    $  1,577,187
                                                         ------------    ------------
Operating expenses:
  Cost of sales                                               910,747         884,513
 General and administrative
    expenses                                                  431,123         574,584
 Depreciation and amortization                                 27,787          54,662
                                                         ------------    ------------
Total operating expenses                                    1,369,657       1,513,759
                                                         ------------    ------------
Income (loss) from operations                                (161,065)         63,428

 Debt conversion expense                                       28,300            --
 Interest expense                                              31,479          29,941
 Litigation settlement (credit)                                  --          (147,270)
Other income                                                   (8,176)        (25,462)
                                                         ------------    ------------
                                                               51,603        (142,791)
                                                         ------------    ------------



Net income (loss)                                        $   (212,668)   $    206,219
                                                         ============    ============

Basic net income (loss) per common share                 $       (.01)   $        .01
                                                         ============    ============

Diluted net income (loss) per common share               $       (.01)   $        .01
                                                         ============    ============
Weighted average common shares
  used in basic income (loss)  per share                   15,377,097      16,348,912
                                                         ============    ============
Weighted average common shares and dilutive securities
used in diluted income (loss)  per share                   15,377,097      17,118,111
                                                         ============    ============

EBITDA                                                   $   (125,102)   $    290,822
                                                         ============    ============

=====================================================================================



         EBITDA is calculated for any period as the sum of net income or loss, plus net interest expense, income tax expense, depreciation expense, debt conversion expense and loss from extinguishments of debt. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by this measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Revenues. Our revenues increased $368,595, or 30.5% to $1,577,187 during the three months ended March 31, 2003 from $1,208,592 during the three months ended March 31, 2002. The increase in revenue from 2002 was primarily due in part to higher medical waste charges to current and new customers including price increases, from higher disposal fees charged to UTMB because of incinerator downtime in 2003, to special billings of approximately $83,000 to a customer who did not renew their service contract with us and to special billings of approximately $132,000 to another customer who is not abiding by the terms of their contract with us concerning delivery of specified volumes, partly offset by slightly reduced volume of medical waste processed.

         Cost of Revenues. Our cost of revenues decreased $26,234 or 2.9% to $884,513 during the three months ended March 31, 2003 from $910,747 during the three months ended March 31, 2002. The decrease was primarily due to dramatically lower costs of third-party regulated medical waste disposal costs compared to the same period of 2002 and slightly lower container costs offset by higher transportation and in-house treatment and waste disposal costs.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $143,461, or 33.3% to $574,584 during the three months ended March 31, 2003 from $431,123 during the three months ended March 31, 2002. The increase was attributable principally to higher payroll and payroll-related expenses, relocation costs of our new executive vice president and chief operating officer and higher travel expenses.

         Depreciation and Amortization. Depreciation and amortization increased by $26,875 or 96.7% to $54,662 during the three months ended March 31, 2003 from $27,787 during the three months ended March 31, 2002. The increase was due primarily to depreciation expense related to the installation and start-up of the autoclave at the Garland facility in August 2002.

         Debt conversion expense. We allowed our president to convert his advances receivable into our Common Stock at a conversion rate of $0.75 per share. In connection with such conversion, we charged $28,300 to debt conversion expense in the first quarter of 2002. There was no comparable charge in 2003.

         Interest expense. Our interest expense decreased $1,538 or 4.9% to $29,941 during the three months ended March 31, 2003 from $31,479 during the three months ended March 31, 2002. Interest expense declined slightly in EMSI and increased slightly in the parent company during the current period . In 2002 we charged interest for $7,500 on pending litigation related to the Texas Smart Jobs with no comparable charge in 2003. This reduction was offset by higher interest expense on the stockholder loans entered into in August and September 2002.

         Litigation settlement (credit). On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2003. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $212,668 during the three months ended March 31, 2002 compared to net income of $206,219 during the three months ended March 31, 2003. The turn-around in net income in 2003 was primarily due to the factors described above.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during 2003 were approximately $122,000 per month higher than the monthly average revenue for 2002. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services. The UTMB Facility did not operate for much of 2002, causing increased transportation costs and alternative regulated medical waste processing costs and resulting in significant operating losses and cash flow deficiencies. Following the installation of the autoclave in our Garland, Texas facility, our operating efficiencies increased and our costs were reduced.

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

Going concern
-------------

         The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the Company's year end consolidated financial statements, the Company incurred consolidated net losses of $285,726 and $2,007,861 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2002 and March 31, 2003.

 History of negative cash flow
 -----------------------------

Historically, shareholders of the Company have funded cash flow deficits. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's Common Stock, approximately $1,155,763 and $731,767 during the years ended December 31, 2002 and 2001, respectively. One of our largest shareholders loaned the Company $615,000 in 2002. Also, our President has advanced funds for working capital to us from time to time totaling $262,721 through December 31, 2001, and an additional $131,654 during 2002. There is no assurance that such private placement funding and loans and advances will continue to satisfy our cash needs.

A few of our customers have accounted for a majority of our sales
-----------------------------------------------------------------

         During the year ended December 31, 2002, sales of our services to 21 customers represented approximately 85.2% of our total revenues, including sales to UTMB, which amounted to approximately 22.0% of our total revenues. A loss of any of these customers could reduce our revenues, reduce our earnings or increase our losses from operations, and limit our ability to achieve or maintain profitability.

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of approximately $3,523,589 at March 31, 2003. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

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

Litigation by the State of Texas
--------------------------------

         The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. The Company answered and denied all of the plaintiff's allegations. It was the opinion of the Company's attorneys that a range between $230,182 and $290,549, plus prejudgment interest at the rate of 10% per annum simple interest, plus attorney's fees was reasonable. The attorneys based their opinion primarily upon a Close-Out Worksheet that was prepared by the State of Texas, Department of Economic Development, and forwarded to the Company on July 12, 1999. An accrual of $290,000 was reflected in the accompanying December 31, 2001 consolidated balance sheet. The Company also accrued prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2003. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

Discussion of Liquidity

March 31, 2003 Compared to December 31, 2002

         At March 31, 2003, our working capital deficit was $1,574,868 compared to a working capital deficit of $1,754,171 at December 31, 2002. The decrease in working capital deficit was primarily due to an increase in cash and accounts receivable offset by a reduction in prepaid insurance and a decrease in our bank overdraft and accrued liabilities.

March 31, 2003 Compared to March 31, 2002

         Net Cash. Net cash provided by (used in) operating activities was $97,461 during the three months ended March 31, 2003 compared to $(302,496) during the three months ended March 31, 2002. The increase in cash provided reflects net income and higher non cash expenses related to depreciation and bad debt expense offset by a litigation provision (credit), a decrease in prepaid expenses, an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable and a decrease in our bank overdraft.

         Net cash used in investing activities during the three months ended March 31, 2003, was $65,740 attributable to property additions and permit costs compared to $24,522 during the three months ended March 31, 2002.

         Net cash provided by (used in) financing activities was significantly lower at $(17,400) during the three months ended March 31, 2003, compared to $612,583 during the three months ended March 31, 2002. Proceeds from the sale of Common Stock were $20,500 compared to $634,164 during the three months ended March 31, 2002. Payments on long-term obligations increased in 2003 to $37,900 from $21,581 during the three months ended March 31, 2002.

         The net cash increase during the three months ended March 31, 2003 was $14,321 compared to an increase of $285,565 during the three months ended March 31, 2002, and is comprised of the items discussed above.

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

         We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2002 and March 31, 2003. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2002 or 2001 and are default thereof.

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

Other Matters

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

Relevant Accounting Standards

         The  following   pronouncements  have  been  issued  by  the  Financial
Accounting Standards Board ("FASB").

         In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

         In April 2003, Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

         Management  does  not  believe  that  the  adoption  of  any  of  these
pronouncements   will  have  a  material  effect  on  the  Company's   condensed
consolidated financial statements.


Item 3.  Controls and Procedures

         (a)      Evaluation of Disclosure Controls and Procedures

         Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this quarterly report on Form 10-QSB, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) promulgated under the Securities Exchange Act of 1934) are effective.

         (b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

Part II - Other Information

Item 1. Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2002 except for the following. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuanFt to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2003. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

Item 2. Changes in Securities

During the three months ended March 31, 2003, we issued 10,000 shares of Common Stock for a total of $20,500. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

(a)      Exhibits.


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

(b)      Reports on Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MEDSOLUTIONS, INC.


Dated:  May 20, 2003             By: /S/  Matthew H. Fleeger
                                    -----------------------
                                      Matthew H. Fleeger, President and
                                      Chief Executive Officer

Dated:  May 20, 2003             By: /S/  Sam Hicks
                                      --------------
                                      Sam Hicks, Senior Vice President, Chief
                                      Financial Officer and Principal Accounting
                                      Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



                                                     /S/  MATTHEW H. FLEEGER
                                                     ---------------------------
                                                     Chief Executive Officer
                                                     Date:  May 20, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



                                                     /S/  SAM HICKS
                                                     ---------------------------
                                                     Chief Financial Officer
                                                     Date:  May 20, 2003

                                INDEX TO EXHIBITS


        EXHIBIT
          NO.                DESCRIPTION (a) Exhibits.


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