Form 10QSB
period 2003-06-30
MEDSOLUTIONS INC
filed 2003-08-29
CIK 1144870

--------------------------------------------------------------------------------


     As filed with the Securities and Exchange Commission on August 29, 2003


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2003
                         Commission file number: 0-32995

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

                           August 1, 2003: 16,389,354.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                               MEDSOLUTIONS, INC.
                                      INDEX

Part I.             Financial Information                                   Page
                                                                            ----

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2003 (Unaudited)
           and December 31, 2002                                               3

           Condensed Consolidated Statements of Operations for the Three
           and Six Month Periods Ended June 30, 2003 and 2002 (Unaudited)      4

           Condensed Consolidated Statements of Stockholders' Deficiency
           for the Six Months Ended June 30, 2003 (Unaudited)                  5

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2003 and 2002 (Unaudited)                 6

           Notes to Condensed Consolidated Financial Statements (Unaudited)    7

  Item 2.  Management's Discussion and Analysis or Plan of Operation          11

  Item 3.  Controls and Procedures                                            17

Part II.

  Item 1.  Legal Proceedings                                                  18

  Item 2. Changes in Securities and Use of Proceeds                           18

  Item 3. Defaults Upon Senior Securities                                     18

  Item 4. Submission of Matters to a Vote of Security Holders                 18

  Item 5. Other Information                                                   18

  Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                    20

Exhibit Index                                                                 21


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                   At December 31,      At June 30,
                                                                         2002               2003
                                                                   ---------------    ---------------
                                                                                        (Unaudited)
Current Assets:
  Cash                                                             $          --      $          --
  Accounts receivable - trade, net                                         872,906          1,265,802
  Prepaid expenses and other current assets                                124,088              9,531
  Supplies                                                                  19,148             13,168
                                                                   ---------------    ---------------
      Total Current Assets                                               1,016,142          1,288,501

Property and equipment - at cost, net of accumulated
  depreciation                                                           1,259,650          1,220,060

Permits                                                                     60,447             59,644
Other                                                                        7,245              7,245
                                                                   ---------------    ---------------
      Total Assets                                                 $     2,343,484    $     2,575,450
                                                                   ===============    ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                                   $        87,588    $        94,138
  Convertible debentures                                                    40,135             40,135
  Current maturities of long-term obligations                               38,949             38,949
  Accounts payable                                                         847,432            840,018
  Accrued liabilities                                                    1,493,942          1,467,565
  Current maturities - Smart Jobs litigation settlement                    109,535             80,207
  Current maturities - notes payable stockholder                           104,632            103,163
  Advances from stockholders                                                48,100            340,100
                                                                   ---------------    ---------------
      Total Current Liabilities                                          2,770,313          3,004,275

Long-term obligations, less current maturities                             294,096            275,091
Notes payable - stockholder, less current maturities                       479,670            429,373
Smart Jobs litigation settlement, less current maturities                  180,465            140,362
                                                                   ---------------    ---------------
      Total Liabilities                                                  3,724,544          3,849,101
                                                                   ---------------    ---------------
Commitments, Contingencies and Other Matters


Stockholders' Deficiency:
  Common stock (par value $.001) - authorized 100,000,000
    shares; 16,359,354 and 16,384,354 shares issued at December
    31, 2002 and June 30, 2003, respectively                                16,384
  MSI Preferred stock (par value $.001) - authorized 100,000,000            16,359
     Shares                                                                   --                 --
 Additional paid-in capital                                             19,963,268         20,014,493
 Accumulated deficit                                                   (21,342,687)       (21,286,528)
 Treasury stock, at cost - 12,200 shares of common stock                   (18,000)           (18,000)
                                                                   ---------------    ---------------
     Total Stockholders' Deficiency                                     (1,381,060)        (1,273,651)
                                                                   ---------------    ---------------
     Total Liabilities and Stockholders' Deficiency                $     2,343,484    $     2,575,450
                                                                   ===============    ===============







            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------------------
                                       For the Six Months Ended       For the Three Months Ended
                                               June 30,                       June 30,
                                     ----------------------------    ----------------------------
                                          2002            2003            2002            2003
                                     ------------    ------------    ------------    ------------
                                              (Unaudited)                     (Unaudited)
-------------------------------------------------------------------------------------------------
Revenues:
  Sales                              $  2,521,570    $  2,988,784    $  1,312,978    $  1,411,597

Operating expenses:
 Cost of sales                          1,864,055       1,782,667         953,308         898,154
 General and administrative
    expenses                              889,090       1,140,018         457,967         565,434
 Depreciation and amortization             57,259         124,548          29,472          69,886
                                     ------------    ------------    ------------    ------------
Total operating expenses                2,810,404       3,047,233       1,440,747       1,533,474
                                     ------------    ------------    ------------    ------------
Income (loss) from operations            (288,834)        (58,449)       (127,769)       (121,877)

 Debt conversion expense                   28,300            --              --              --
 Interest expense                          61,080          60,364          29,601          30,423
 Litigation settlement (credit)              --          (147,270)           --              --
 Other income                             (33,510)        (27,702)        (25,334)         (2,240)
                                     ------------    ------------    ------------    ------------
                                           55,870        (114,608)          4,267          28,183
                                     ------------    ------------    ------------    ------------
Net income (loss)                    $   (344,704)   $     56,159    $   (132,036)   $   (150,060)
                                     ============    ============    ============    ============

Basic net income (loss) per common
share                                $       (.02)   $        .00    $       (.01)   $       (.01)
                                     ============    ============    ============    ============
Diluted net income (loss) per
common share                         $       (.02)   $        .00    $       (.01)   $       (.01)
                                     ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                            15,543,090      16,354,269      15,709,082      16,359,627
                                     ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in
 diluted income (loss)  per share      15,543,090      17,119,303      15,709,082      16,359,627
                                     ============    ============    ============    ============

-------------------------------------------------------------------------------------------------









            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003




                                                          MSI Common Stock
                                                     ---------------------------
                                                        Shares         Amount
                                                     ------------   ------------

Six Months Ended June 30, 2003: (Unaudited)
------------------------------
Balance - December 31, 2002                            16,359,354   $     16,359
MSI common stock sold for cash                             25,000             25

Net income                                                   --             --
                                                     ------------   ------------
Balance - June 30, 2003                                16,384,354   $     16,384
                                                     ============   ============



                          ****************************


                                               Additional
                                                 Paid-in      Accumulated      Treasury
                                                 Capital        Deficit          Stock          Total
                                              ------------   ------------    ------------    ------------

Six Months Ended June 30, 2003:
(Unaudited)
------------------------------

Balance - December 31, 2002                   $ 19,963,268   $(21,342,687)   $    (18,000)   $ (1,381,060)
MSI common stock sold for cash                      51,225           --              --            51,250

Net income                                            --           56,159            --            56,159
                                              ------------   ------------    ------------    ------------
Balance - June 30, 2003                       $ 20,014,493   $(21,286,528)   $    (18,000)   $ (1,273,651)
                                              ============   ============    ============    ============



















            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Six Months Ended
                                                               June 30,
                                                     --------------------------
                                                         2002           2003
                                                     -----------    -----------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:


  Net income (loss)                                  $  (344,704)   $    56,159
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                       57,259        124,548
      Provision for bad debts                               --           24,000
      Debt conversion expense                             28,300           --
      Stock issued for services                            2,100           --
      Litigation settlement (credit)                        --         (147,270)
    Changes in assets (increase) decrease
      Accounts receivable                                 12,953       (416,896)
      Supplies                                            12,465          5,980
      Prepaid expenses and other current assets           93,124        114,557
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities          (229,339)        65,803
      Bank overdraft                                    (145,500)         6,550
      Advances from stockholder                           88,554        292,000
                                                     -----------    -----------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                            (424,788)       125,431
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (69,025)       (80,552)
  Increase (decrease) in other
    non-current assets                                   (11,153)           803
                                                     -----------    -----------
      NET CASH USED IN INVESTING
        ACTIVITIES                                       (80,178)       (79,749)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                     635,764         51,250
  Payments on other long-term obligations                (46,524)       (96,932)
                                                     -----------    -----------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                             589,240        (45,682)
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 84,274           --

CASH AND CASH EQUIVALENTS - BEGINNING                       --             --
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END                      $    84,274    $      --
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                      $    33,727    $    32,590
                                                     ===========    ===========
  Income taxes paid                                  $      --      $      --
                                                     ===========    ===========








            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. (MSI or the Company) was incorporated in Texas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc.
(EMSI), principally collects, transports and disposes of regulated medical waste in north and south Texas.

NOTE  2.  Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have not prior to their filing been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 15, 2003, for the year ended December 31, 2002.

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

The Company adopted the above pronouncements during the current year and there was no material effect on the Company's condensed consolidated financial statements.

NOTE  3.  Going Concern

As indicated by the accompanying condensed consolidated financial statements, the Company incurred consolidated net losses in all years prior to and including December 31, 2002. Additionally, the Company has significant deficits in both working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, stockholders of the Company have funded cash flow deficits. However, the stockholders are under no specific funding obligation.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will be able to continue as a going concern. Accordingly, the condensed consolidated financial statements do not include any adjustments relative to the recoverability and classification of assets, or the amounts and classification of liabilities that might be necessary in the event the Company is unable to continue operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).
SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

Management has not yet determined the effect of the adoption of any of these pronouncements and the affect on the Company's condensed consolidated financial statements

NOTE 5.  Net Income (Loss) Per Share of Common Stock

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

Common stock equivalents, consisting of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share for the three months ended June 30, 2003 and 2002 or the six months ended June 30, 2002 because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

The denominators for basic and diluted earnings per share ("EPS") consist of the following:

                                                                 Six Months     Six Months    Three Months   Three Months
                                                                   Ended          Ended          Ended          Ended
                                                                  June 30,       June 30,       June 30,       June 30,
                                                                    2002           2003           2002           2003
                                                                ------------   ------------   ------------   ------------
Denominator for basic earnings per share - Weighted
average shares outstanding                                        15,543,090     16,354,269     15,709,082     16,359,627

Dilutive securities:
Convertible accrued salaries                                            --          456,151           --             --
Convertible debentures and unpaid interest                              --           49,383           --             --
Note payable to stockholder and unpaid interest                         --             --             --             --
Shares issuable to employees under stock bonus                          --          259,500           --             --
                                                                ------------   ------------   ------------   ------------
        Total                                                           --          765,034           --             --
                                                                ------------   ------------   ------------   ------------
Denominator for diluted earnings per share - Weighted average
shares outstanding and dilutive securities at  period end         15,543,090     17,119,303     15,709,082     16,359,627
                                                                ============   ============   ============   ============


NOTE 6.  Litigation

The Company was a named defendant, along with several officers of the Company, named individually, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounts to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001 the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001 the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001 seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. However, the Company believes that by seizing the shares of common stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have valid claim against the Company. The accompanying condensed consolidated balance sheets, as of December 31, 2002 and June 30, 2003, reflect an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against us. We are currently in settlement discussions and have reached an agreement in principle with the bonding company to resolve the matter.

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


NOTE 7.  Business Disruption

         During most of the year 2002,  the waste  incineration  facility at the
University of Texas Medical Branch (UTMB) in Galveston, Texas was not functioning as a result of being shut down commencing April 15, 2002 to make extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. UTMB was required to make the foregoing renovations and improvements so that the facility will be able to comply with the New Source Performance Standards. Following such shut-down the Company submitted an application to the Texas Commission on Environmental
Quality (TCEQ) to allow it to install an alternative regulated medical waste treatment operation at its Garland plant. The Company received Authorization from the TCEQ permitting it to process its regulated medical waste using the autoclave method of treatment. The Company installed an autoclave treatment system at its Garland facility to process its regulated medical waste. The UTMB facility was tested and commenced operating in March 2003 and operated for a few days. The facility will continue to go through a period of trial and testing before reaching its full operating potential. During such period the Company expects that its total operating costs for regulated waste processing will increase, perhaps significantly, until such time as the UTMB facility is operating at or near optimum efficiency.

NOTE 8.  Accrued Liabilities

          Accrued liabilities consist of the following:

                                    December 31,     June 30,
                                    ------------   ------------
                                        2002           2003
                                    ------------   ------------
                                                    (Unaudited)

          Salaries                  $    374,149   $    364,949
          Payroll and other taxes         88,217        100,295
          Royalty obligation              80,000        103,488
          Interest                       152,249         52,509
          Processing expenses            187,484        285,014
          Insurance                       47,543           --
          Litigation provision           260,000        260,000
          Miscellaneous                  304,300        301,310
                                    ------------   ------------
                                    $  1,493,942   $  1,467,565
                                    ============   ============



NOTE 9. Related Party Transactions

Related party payables at December 31, 2002 and June 30, 2003 to stockholders and officers amounted to $979,691 and $1,214,749, of which $347,289 and $342,113 are included in accrued liabilities, respectively.


NOTE 10. Common Stock

During the six months ended June 30,2003, we issued 25,000 shares of Common Stock for a total of $51,250.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Footnotes.

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

         Our revenues were $2,988,784 for the six months ended June 30, 2003 (unaudited). We derive our revenues from services to two principal types of customers: (i) long-term care facilities, outpatient clinics, medical and dental offices, municipal entities and other smaller-quantity generators of regulated medical waste ("secondary waste generators"); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("primary waste generators"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with "secondary waste generators" customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other "primary waste generators" customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed amount or percentage. As of June 30, 2003, we served approximately 1,000 customers.


Three-Month and Six-Month Periods Ended June 30, 2002 and 2003 (unaudited)
---------------------------------------------------------------------------------------------------------
                                               For the Six Months Ended       For the Three Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 2002            2003            2002            2003
                                             ------------    ------------    ------------    ------------
                                                     (Unaudited)                      (Unaudited)
---------------------------------------------------------------------------------------------------------
Revenues:
  Sales                                      $  2,521,570    $  2,988,784    $  1,312,978    $  1,411,597
                                             ------------    ------------    ------------    ------------

Operating expenses:
 Cost of sales                                  1,864,055       1,782,667         953,308         898,154
 General and administrative
    expenses                                      889,090       1,140,018         457,967         565,434
 Depreciation and amortization                     57,259         124,548          29,472          69,886
                                             ------------    ------------    ------------    ------------
Total operating expenses                        2,810,404       3,047,233       1,440,747       1,533,474
                                             ------------    ------------    ------------    ------------
Income (loss) from operations                    (288,834)        (58,449)       (127,769)       (121,877)

 Debt conversion expense                           28,300            --              --              --
 Interest expense                                  61,080          60,364          29,601          30,423
 Litigation settlement (credit)                      --          (147,270)           --              --
 Other income                                     (33,510)        (27,702)        (25,334)         (2,240)
                                             ------------    ------------    ------------    ------------
                                                   55,870        (114,608)          4,267          28,183
                                             ------------    ------------    ------------    ------------
Net income (loss)                            $   (344,704)   $     56,159    $   (132,036)   $   (150,060)
                                             ============    ============    ============    ============

Basic net income (loss) per common
share                                        $       (.02)   $        .00    $       (.01)   $       (.01)
                                             ============    ============    ============    ============
Diluted net income (loss) per
common share
                                             $       (.02)   $        .00    $       (.01)   $       (.01)
Weighted average common shares               ============    =============   ==============  =============
  used in basic income (loss)
  per share                                    15,543,090      16,354,269      15,709,082      16,359,627
                                             ============    ============    ============    ============

Weighted average common shares
  and dilutive securities used in  diluted
  income (loss)  per share                     15,543,090      16,354,269      15,709,082      16,359,627
                                             ============    ============    ============    ============

EBITDA                                       $   (198,065)   $    241,071    $    (72,963)   $    (49,751)
                                             ============    ============    ============    ============
---------------------------------------------------------------------------------------------------------



EBITDA is calculated for any period as the sum of net income or loss, plus net interest expense, income tax expense, depreciation expense and debt conversion expense. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by this measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

EBITDA is calculated as follows:

Net income (loss)               $(344,704)   $  56,159   $(132,036)   $(150,060)
Interest expense                   61,080       60,364      29,601       30,423
Depreciation expense               57,259      124,548      29,472       69,886
Debt conversion expense            28,300         --          --           --
                                ---------    ---------   ---------    ---------
EBITDA                          $(198,065)   $ 241,071   $ (72,963)   $ (49,751)
                                =========    =========   =========    =========

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Revenues. Our revenues increased $467,214, or 18.5% to $2,988,784 during the six months ended June 30, 2003 from $2,521,570 during the six months ended June 30, 2002. The increase in revenue from 2002 was primarily due in part to higher medical waste charges to current and new customers including price increases, from higher disposal fees charged to UTMB because of incinerator downtime in 2003, to special billings of approximately $83,000 to a customer who did not renew their service contract with us and to special billings of approximately $75,000 to another customer who is not abiding by the terms of their contract with us concerning delivery of specified volumes, partly offset by slightly reduced volume of medical waste processed.

         Cost of Revenues. Our cost of revenues decreased $81,388 or 4.4% to $1,782,667 during the six months ended June 30, 2003 from $1,864,055 during the six months ended June 30, 2002. The decrease was primarily due to dramatically lower costs of third-party regulated medical waste disposal costs compared to the same period of 2002 and lower container costs offset by higher transportation and in-house treatment and waste disposal costs.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $250,928, or 28.2% to $1,140,018 during the six months ended June 30, 2003 from $889,090 during the six months ended June 30, 2002. The increase was attributable principally to higher payroll and payroll-related expenses, relocation costs of our new executive vice president and chief operating officer and higher travel expenses.

         Depreciation and Amortization. Depreciation and amortization increased by $67,289 or 117.5% to $124,548 during the six months ended June 30, 2003 from $57,259 during the six months ended June 30, 2002. The increase was due primarily to depreciation expense related to the installation and start-up of the autoclave at the Garland facility in August 2002.

         Debt conversion expense. We allowed our president to convert his advances receivable into our Common Stock at a conversion rate of $0.75 per share. In connection with such conversion, we charged $28,300 to debt conversion expense in the first quarter of 2002. There was no comparable charge in 2003.

         Interest expense. Our interest expense decreased $716 or 1.1% to $60,364 during the six months ended June 30, 2003 from $61,080 during the six months ended June 30, 2002. Interest expense declined slightly in EMSI and increased slightly in the parent company during the current period. In 2002 we charged interest for $15,000 on pending litigation related to the Texas Smart Jobs with no comparable charge in 2003. This reduction was offset by higher interest expense on the stockholder loans entered into in August and September 2002.

         Litigation settlement (credit). On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $344,704 during the six months ended June 30, 2002 compared to net income of $56,159 during the six months ended June 30, 2003. The turn-around in net income in 2003 was primarily due to the factors described above.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Revenues. Our revenues increased $98,619, or 7.5% to $1,411,597 during the three months ended June 30, 2003 from $1,312,978 during the three months ended June 30, 2002. The increase in revenue from 2002 was primarily due in part to higher medical waste charges to current and new customers including price increases, partly offset by slightly reduced volume of medical waste processed.

         Cost of Revenues. Our cost of revenues decreased $55,154 or 5.8% to $898,154 during the three months ended June 30, 2003 from $953,308 during the three months ended June 30, 2002. The decrease was primarily due to dramatically lower costs of third-party regulated medical waste disposal costs compared to the same period of 2002 and slightly lower container costs offset by higher transportation and in-house treatment and waste disposal costs arising from the start-up of the UTMB incineration facility and the resultant higher costs related thereto.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $107,467, or 23.5% to $565,434 during the three months ended June 30, 2003 from $457,967 during the three months ended June 30, 2002. The increase was attributable principally to higher payroll and payroll-related expenses and higher travel expenses.

         Depreciation and Amortization. Depreciation and amortization increased by $40,414 or 137.1% to $69,886 during the three months ended June 30, 2003 from $29,472 during the three months ended June 30, 2002. The increase was due primarily to depreciation expense related to the installation and start-up of the autoclave at the Garland facility in August 2002.

         Interest expense. Our interest expense increased $822 or 2.8% to $30,423 during the three months ended June 30, 2003 from $29,601 during the three months ended June 30, 2002. Interest expense declined slightly in EMSI and increased slightly in the parent company during the current period . In 2002 we charged interest for $7,500 on pending litigation related to the Texas Smart Jobs with no comparable charge in 2003. This reduction was offset by higher interest expense on the stockholder loans entered into in August and September 2002.

         Litigation settlement (credit). On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $132,036 during the three months ended June 30, 2002 compared to a net loss of $150,060 during the three months ended June 30, 2003. The reduction in net loss in 2003 is primarily due to the factors described above.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during 2003 were approximately $78,000 per month higher than the monthly average revenue for 2002. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services. The UTMB Facility did not operate for much of 2002, causing increased transportation costs and alternative regulated medical waste processing costs and resulting in significant operating losses and cash flow deficiencies. Following the installation of the autoclave in our Garland, Texas facility, our operating efficiencies increased and our costs were reduced.

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

Going concern
-------------

         The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the Company's year end consolidated financial statements, the Company incurred consolidated net losses of $285,726 and $2,007,861 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2002 and June 30, 2003.

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

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of approximately $3,849,101 at June 30, 2003. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

Litigation by a bonding company
-------------------------------

As discussed above, we, along with certain of our officers and directors, were named as defendants in a lawsuit in North Carolina in 1998. The judgment has been satisfied, but a bonding company has filed a lawsuit against us claiming damages of $254,708, plus interest and attorneys fees as indemnification for the payments made to plaintiffs in connection with a bond posted on our behalf. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against us. We are currently in settlement discussions and have reached an agreement in principle with the bonding company to resolve the matter.


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

Discussion of Liquidity

June 30, 2003 Compared to December 31, 2002

         At June 30, 2003, our working capital deficit was $1,715,774 compared to a working capital deficit of $1,754,171 at December 31, 2002. The decrease in working capital deficit was primarily due to an increase in accounts receivable offset by a reduction in prepaid insurance and an increase in advances from stockholders.

June 30, 2003 Compared to June 30, 2002

         Net Cash. Net cash provided by (used in) operating activities was $125,431 during the six months ended June 30, 2003 compared to $(424,788) during the six months ended June 30, 2002. The increase in cash provided reflects net income and higher non cash expenses related to depreciation and bad debt expense offset by a litigation provision (credit), a decrease in prepaid expenses, an increase in accounts payable and accrued liabilities and an increase in advances from stockholders offset by a substantial increase in accounts receivable and a decrease in our bank overdraft.

         Net cash used in investing activities during the six months ended June 30, 2003, was $79,749 attributable to property additions and permit costs compared to $80,178 during the six months ended June 30, 2002.

         Net cash provided by (used in) financing activities was significantly lower at $(45,682) during the six months ended June 30, 2003, compared to $589,240 during the six months ended June 30, 2002. Proceeds from the sale of Common Stock were $51,250 compared to $635,764 during the six months ended June 30, 2002. Payments on long-term obligations increased in 2003 to $96,932 from $46,524 during the six months ended June 30, 2002.

         The net cash increase during the six months ended June 30, 2003 was $ none compared to an increase of $84,274 during the six months ended June 30, 2002, and is comprised of the items discussed above.

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

         We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2002 and June 30, 2003. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2002 or 2001 and are default thereof.

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

Other Matters

         The UTMB incinerator has, as of March 25, 2003, resumed operations following extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. Beginning April 15, 2002 we were unable to incinerate waste at the UTMB Facility in order that the foregoing modifications and improvements could be made so the incinerator would comply with the New Source Performance Standards promulgated by the EPA that took effect in September 2002. In order to avoid an extensive period during which we would be unable to internally process the medical waste we collected from customers, we submitted an application to the TCEQ to allow us to install an alternative state-approved technology at our Garland facility in order to allow for uninterrupted processing of medical waste. We received Authorization from the TCEQ permitting us to process our regulated medical waste using the autoclave method of treatment. Now that the UTMB facility has resumed operations, we expect our cost of sales to increase as a result of higher operating costs and our revenues from UTMB to decrease as a result of reduced UTMB disposal fees.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

     Management has not yet determined the effect of the adoption of any of these pronouncements and the affect on the Company's condensed consolidated financial statements.


Item 3.  Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Part II - Other Information

     Item 1.      Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2002 except as reported in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and except for the following. We, along with certain of our officers and directors, were named as defendants in a lawsuit in North Carolina in 1998. The judgment has been satisfied, but a bonding company has filed a lawsuit against us claiming damages of $254,708, plus interest and attorneys fees as indemnification for the payments made to plaintiffs in connection with a bond posted on our behalf. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against us. We are currently in settlement discussions and have reached an agreement in principle with the bonding company to resolve the matter.

     Item 2.      Changes in Securities and Use of Proceeds

During the six months ended June 30, 2003, we issued 25,000 shares of Common Stock for a total of $51,250. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

         31.1 Certification of Principal Executive Officer. **

         31.2 Certification of Principal Financial Officer. **

         32 Certification Pursuant to 18 U.S.C. Section 1350.**
         ----------------
         (*) Denotes a management contract or compensatory plan or arrangement. (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
         (**) Filed herewith.

         (b)      Reports on Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MEDSOLUTIONS, INC.


Dated:  August 28, 2003            By: /S/  Matthew H. Fleeger
                                      ------------------------------------------
                                      Matthew H. Fleeger, President and
                                      Chief Executive Officer


Dated:  August 28, 2003            By: /S/  Sam Hicks
                                      ------------------------------------------
                                      Sam Hicks, Senior Vice President, Chief
                                      Financial Officer and Principal Accounting
                                      Officer

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

         31.1 Certification of Principal Executive Officer. **

         31.2 Certification of Principal Financial Officer. **

         32 Certification Pursuant to 18 U.S.C. Section 1350.**
         ----------------
         (*) Denotes a management contract or compensatory plan or arrangement. (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
         (**) Filed herewith.