Form 10QSB
period 2003-09-30
MEDSOLUTIONS INC
filed 2003-11-25
CIK 1144870

As filed with the Securities and Exchange Commission on November 25, 2003


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2003
                         Commission file number: 0-32995

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

                                 (972) 931-2374

                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      The number of shares outstanding of the registrant's common stock on

                         November 15, 2003: 17,265,488.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                               MEDSOLUTIONS, INC.
                                      INDEX

Part I.      Financial Information                                          Page
                                                                            ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at September 30, 2003
             (Unaudited) and December 31, 2002                                3


             Condensed Consolidated Statements of Operations for the
             Three and Nine Month Periods Ended September 30, 2003 and        4
             2002 (Unaudited)

             Condensed Consolidated Statements of Stockholders' Deficiency
             for the Nine Months Ended September 30, 2003 (Unaudited)         5

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2003 and 2002 (Unaudited)        6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                      7

    Item 2.  Management's Discussion and Analysis or Plan of Operation       11

    Item 3.  Controls and Procedures                                         18

Part II.

    Item 1.  Legal Proceedings                                               19

    Items 2. Changes in Securities and Use of Proceeds                       19

    Items 3. Defaults Upon Senior Securities                                 19

    Items 4. Submission of Matters to a Vote of Security Holders             19

    Items 5. Other Information                                               19

    Item 6.  Exhibits and Reports on Form 8-K                                19

Signatures                                                                   21

Exhibit Index                                                                22


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                    At December 31,    At September 30,
                                                                         2002                2003
                                                                   ----------------    ----------------
                                                                                          (Unaudited)
Current Assets:
  Cash                                                             $           --      $           --
  Accounts receivable - trade, net                                          872,906           1,070,563
  Prepaid expenses and other current assets                                 124,088             263,738
  Supplies                                                                   19,148               9,829
                                                                   ----------------    ----------------
      Total Current Assets                                                1,016,142           1,344,130

Property and equipment - at cost, net of accumulated
  depreciation                                                            1,259,650           1,221,540

Permits                                                                      60,447              59,644
Computer software system and other, net of amortization                       7,245             120,951
                                                                   ----------------    ----------------
      Total Assets                                                 $      2,343,484    $      2,746,265
                                                                   ================    ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                                   $         87,588    $         97,130
  Convertible debentures                                                     40,135              40,135
  Current maturities of long-term obligations                                38,949              58,949
  Accounts payable                                                          847,432           1,012,632
  Accrued liabilities                                                     1,493,942           1,674,352
  Current maturities - Smart Jobs litigation settlement                     109,535              80,207
  Current maturities - notes payable stockholder                            104,632             103,163
  Advances from stockholders                                                 48,100             505,301
                                                                   ----------------    ----------------
      Total Current Liabilities                                           2,770,313           3,571,869

Long-term obligations, less current maturities                              294,096             421,183
Notes payable - stockholder, less current maturities                        479,670             403,268
Smart Jobs litigation settlement, less current maturities                   180,465             120,310
                                                                   ----------------    ----------------
      Total Liabilities                                                   3,724,544           4,516,630
                                                                   ----------------    ----------------
Commitments, Contingencies and Other Matters


Stockholders' Deficiency:
  Common stock (par value $.001) - authorized 100,000,000
    shares; 16,359,354 and 16,501,354 shares issued at December
    31, 2002 and September 30, 2003, respectively                            16,359              16,501
  MSI Preferred stock (par value $.001) - authorized 100,000,000
    Shares                                                                    --                  --
 Additional paid-in capital                                              19,963,268          20,135,126
 Accumulated deficit                                                    (21,342,687)        (21,903,992)
 Treasury stock, at cost - 12,200 shares of common stock                    (18,000)            (18,000)
                                                                   ----------------    ----------------
     Total Stockholders' Deficiency                                      (1,381,060)         (1,770,365)
                                                                   ----------------    ----------------
     Total Liabilities and Stockholders' Deficiency                $      2,343,484    $      2,746,265
                                                                   ================    ================




            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Nine Months Ended      For the Three Months Ended
                                             September 30,                  September 30,
                                     ----------------------------    ----------------------------
                                         2002            2003            2002            2003
                                     ------------    ------------    ------------    ------------
                                             (Unaudited)                     (Unaudited)


Revenues:
  Sales                              $  3,907,250    $  4,304,776    $  1,385,680    $  1,315,992
                                     ------------    ------------    ------------    ------------

Operating expenses:
 Cost of sales                          2,780,402       2,849,321         916,347       1,066,654
 General and administrative
    expenses                            1,348,784       1,892,846         459,694         752,828
 Depreciation and amortization             96,324         190,333          39,065          65,785
                                     ------------    ------------    ------------    ------------
Total operating expenses                4,225,510       4,932,500       1,415,106       1,885,267
                                     ------------    ------------    ------------    ------------
Income (loss) from operations            (318,260)       (627,724)        (29,426)       (569,275)

 Debt conversion expense                   28,300            --              --              --
 Interest expense                         102,906         108,553          41,826          48,189
 Litigation settlement (credit)              --          (147,270)           --              --
 Other income                             (84,643)        (27,702)        (51,133)           --
                                     ------------    ------------    ------------    ------------
                                           46,563         (66,419)         (9,307)         48,189
                                     ------------    ------------    ------------    ------------
Net income (loss)                    $   (364,823)   $   (561,305)   $    (20,119)   $   (617,464)
                                     ============    ============    ============    ============

Basic net income (loss) per common
share                                $       (.02)   $       (.03)   $       (.00)   $       (.04)
                                     ============    ============    ============    ============
Diluted net income (loss) per
common share                         $       (.02)   $       (.03)   $       (.00)   $       (.04)
                                     ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                            15,637,383      16,367,366      15,827,466      16,394,791
                                     ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in
  diluted income (loss) per share      15,637,383      16,367,366      15,827,466      16,394,791
                                     ============    ============    ============    ============









         See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003




                                                          MSI Common Stock
                                                    ----------------------------
                                                      Shares           Amount
                                                    ------------    ------------





Nine Months Ended September 30, 2003: (Unaudited)
------------------------------------

Balance - December 31, 2002                           16,359,354    $     16,359
MSI common stock sold for cash                            30,000              30
MSI common stock awarded to directors                    112,000             112

Net income                                                  --              --
                                                    ------------    ------------
Balance - September 30, 2003                          16,501,354    $     16,501
                                                    ============    ============



                          ****************************


                                                     Additional
                                                       Paid-in       Accumulated     Treasury
                                                       Capital         Deficit         Stock            Total
                                                    ------------    ------------    ------------    ------------

Nine Months Ended September 30, 2003:
(Unaudited)
------------------------------------

Balance - December 31, 2002                         $ 19,963,268    $(21,342,687)   $    (18,000)   $ (1,381,060)
MSI common stock sold for cash                            59,970            --              --            60,000
MSI common stock awarded to directors                    111,888                                         112,000

Net income (loss)                                           --          (561,305)           --          (561,305)
                                                    ------------    ------------    ------------    ------------
Balance - September 30, 2003                        $ 20,135,126    $(21,903,992)   $    (18,000)   $ (1,770,365)
                                                    ============    ============    ============    ============


















            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2002           2003
                                                     -----------    -----------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:


  Net income (loss)                                  $  (364,823)   $  (561,305)
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                       96,324        190,333
      Provision for bad debts                               --           36,768
      Debt conversion expense                             28,300           --
      Stock issued for services                            8,148        112,000
      Litigation settlement (credit)                        --         (147,270)
    Changes in assets (increase) decrease
      Accounts receivable                                 60,636       (234,425)
      Supplies                                             8,802          9,319
      Prepaid expenses and other current assets          (77,493)      (139,650)
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities          (447,552)       440,959
      Bank overdraft                                    (114,685)         9,542
      Advances from stockholders                         111,554        457,201
                                                     -----------    -----------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                            (690,789)       173,472
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (420,508)      (103,586)
  Increase (decrease) in other
    non-current assets                                   (33,815)         1,064
                                                     -----------    -----------
      NET CASH USED IN INVESTING
        ACTIVITIES                                      (454,323)      (102,522)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                     875,764         60,000
  Proceeds from notes payable - stockholder              615,000           --
  Payments on other long-term obligations               (329,635)      (130,950)
                                                     -----------    -----------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                           1,161,129        (70,950)
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 16,017           --

CASH AND CASH EQUIVALENTS - BEGINNING                       --             --
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END                      $    16,017    $      --
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Interest paid                                      $    88,348    $    75,654
                                                     ===========    ===========
  Income taxes paid                                  $      --      $      --
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  FINANCING INFORMATION:

  Stock issued in connection with loans and
    accounts payable                                 $   113,048    $   112,000
                                                     ===========    ===========
  Debt issued in connection with acqui-
    sition of computer software system               $      --      $   113,967
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 15, 2003, for the year ended December 31, 2002.

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

In January 2003, the FASB issued  Interpretation  46,  Consolidation of Variable
Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after September 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In April 2003, the Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after September 30, 2003, except as stated below, and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement
133 Implementation Issues that have been effective for fiscal quarters that began prior to September 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or as an asset in some circumstances).

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after September 15, 2003.

Management has not yet determined the effect of the adoption of any of these pronouncements and the effect on the Company's condensed consolidated financial statements.

NOTE 5.  Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding. There are no stock options or warrants outstanding. Common stock equivalents, consisting of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share for the three months ended September 30, 2003 and 2002 or the nine months ended September 30, 2002 because their inclusion would have had the effect of decreasing the loss per share otherwise computed.



The denominators for basic and diluted earnings per share ("EPS") consist of the following:

                                                                 Nine Months      Nine Months    Three Months    Three Months
                                                                    Ended           Ended           Ended           Ended
                                                                September 30,   September 30,   September 30,   September 30,
                                                                          2002           2003            2002            2003
                                                                -------------   -------------   -------------   -------------
Denominator for basic earnings per share - Weighted
average shares outstanding                                         15,637,383      16,367,366      15,827,466      16,394,791
Dilutive securities:
Convertible accrued salaries                                             --              --              --              --
Convertible debentures and unpaid interest                               --              --              --              --
Note payable to stockholder and unpaid interest                          --              --              --              --
Shares issuable to employees under stock bonus                           --              --              --              --
                                                                -------------   -------------   -------------   -------------
        Total                                                            --              --              --              --
                                                                -------------   -------------   -------------   -------------
Denominator for diluted earnings per share - Weighted average
shares outstanding and dilutive securities at period end           15,637,383      16,367,366      15,827,466      16,394,791
                                                                =============   =============   =============   =============


NOTE 6.  Litigation

On November 25, 1998, the Company was a named defendant, along with several of its officers, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounted to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001, the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001, the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001, seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. However, the Company believes that by seizing the shares of common stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have a valid claim against the Company. The Company is examining options regarding claims for indemnification, contribution, and claims against third parties. The Company has not yet made any decisions and such issues remain unresolved. The Company's consolidated balance sheet, as of December 31, 2002 and 2001, reflects an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against the Company. The Company is currently in settlement discussions with the bonding company to resolve the matter and has reached an agreement in principle to settle the matter.

Michael Moorhead, one of the defendants in the North Carolina action, filed suit in Texas against the Company's former counsel in the North Carolina action claiming, among other things, that the counsel is liable for the loss in such case for failure to timely respond to discovery. The case was styled Michael Moorhead v. Hunton & Williams, et al, 160th Judicial District Court, Dallas County, Texas, Cause No. 01-07565. Hunton & Williams, on September 14, 2001, filed a third-party action against Mr. Fleeger, alleging that Mr. Fleeger was the contact person for all of the defendants in the North Carolina case, and was therefore responsible to the plaintiff. Hunton & Williams, et al sought contribution from Mr. Fleeger in the event they are liable to Mr. Moorhead. Mr. Fleeger denied the allegations against him and filed a counterclaim against Hunton & Williams, seeking damages for negligence. The case was settled on October 17, 2002 and the settlement amount of $50,000 is being held in trust and will be applied against Moorhead's liability for the outstanding bond obligation discussed in the preceding paragraph, if any.

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


NOTE 7.  Business Disruption

         During most of the year 2002,  the waste  incineration  facility at the
University of Texas Medical Branch (UTMB) in Galveston, Texas was not functioning as a result of being shut down commencing April 15, 2002 to make extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. UTMB was required to make the foregoing renovations and improvements so that the facility will be able to comply with the New Source Performance Standards. Following such shut-down the Company submitted an application to the Texas Commission on Environmental
Quality (TCEQ) to allow it to install an alternative regulated medical waste treatment operation at its Garland plant. The Company received Authorization from the TCEQ permitting it to process its regulated medical waste using the autoclave method of treatment. The Company installed an autoclave treatment system at its Garland facility to process its regulated medical waste. The UTMB facility was tested and commenced operating on March 25, 2003. The facility will continue to go through a period of trial and testing before reaching its full operating potential. During the second and third quarters of 2003 the Company experienced significant increases in its total operating costs for regulated waste processing as a result of limited processing throughput and very high natural gas and other utility costs. We are currently unsure if the UTMB facility will be capable of operating at or near its full operating potential and are currently negotiating with UTMB to amend the contract and install alternative treatment equipment. We believe that the utility cost and throughput issues resulted in over $350,000 of our loss during the six months since restarting the incinerator compared to the periods prior to the commencement of incinerator operations.

NOTE 8.  Accrued Liabilities

          Accrued liabilities consist of the following:

                                             December 31,   September 30,
                                            -------------   -------------
                                                 2002            2003
                                            -------------   -------------
                                                             (Unaudited)

         Salaries                           $     374,149   $     390,215
         Payroll and other taxes                   88,217         111,689
         Royalty obligation                        80,000          93,003
         Interest                                 152,249          71,632
         Processing expenses                      187,484         161,059
         Insurance                                 47,543         274,869
         Litigation provision                     260,000         260,000
         Miscellaneous                            304,300         311,885
                                            -------------   -------------
                                            $   1,493,942   $   1,674,352
                                            =============   =============

NOTE 9. Related Party Transactions

Related party payables at December 31, 2002 and September 30, 2003 to stockholders and officers amounted to $979,691 and $1,367,187, of which $347,289 and $355,455 are included in accrued liabilities, respectively.

In September 2003 the Board of Directors adopted a compensation program for outside directors. The principal components of the plan call for specific MSI common stock awards for service on the board (20,000 shares per person), for service on committees of the board, including the audit committee, the compensation committee and the stock option committee (5,000, 3,000 and 3,000 shares respectively), and 10,000 shares for service as chairman of the board. Further, the Board of Directors adopted a program to receive compensation for board meeting attendance of $1,000 or $500 per meeting attended in person or by telephone, respectively. The Company recognized as expense in September 2003 $139,500 related to such expenses through September 30, 2003. In addition, the Board of Directors authorized the payment of interest to board members and officers who have advanced funds to the Company from time to time or who have unpaid accrued salaries unpaid by the Company. Accordingly, the Company charged $17,043 to interest expense in September 2003 for such interest accruals. None of the foregoing amounts have been paid at September 30, 2003.

NOTE 10.  Common Stock

During the nine months ended September 30, 2003, we issued 30,000 shares of Common Stock for a total of $60,000.

NOTE 11  Subsequent Events

On October 3, 2003, the Company signed a letter of intent to acquire certain of the assets, including customer contracts, assume certain of the liabilities and take over the regulated medical waste operations of AmeriTech Environmental, Inc., a Texas corporation ("AmeriTech"), in exchange for a combination of cash, a promissory note and shares of the Company's common stock. Pursuant to the definitive asset purchase agreement dated as of November 7, 2003, by and between the Company and AmeriTech, the transaction was accomplished by an assignment by AmeriTech to the Company of all of its regulated medical waste disposal customer contracts, which cover approximately 800 customers. The other assets acquired consisted primarily of equipment associated with AmeriTech's regulated medical waste disposal business and a parcel of real property located in Houston, Texas.

The purchase price for the acquired assets was $650,000 cash (net of $30,000 credited back to the Company for services rendered prior to the closing date by the Company to AmeriTech), a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, and all principal and accrued interest due on the first anniversary of the note, and 705,072 shares of common stock. The number of shares of common stock delivered at the closing may be increased or decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from AmeriTech for the ensuing six months following the closing of the transaction. The Company also assumed approximately $200,000 in liabilities from AmeriTech.

Subsequent to September 30, 2003, the Company has raised through sales of its common stock in private placements approximately $678,500 from existing stockholders and two of our directors/stockholders loaned the Company $200,000 each, all for the purpose of providing working capital for the Company and to fund the acquisition mentioned above.

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

         Our revenues were $4,304,766 for the nine months ended September 30, 2003 (unaudited). We derive our revenues from services to two principal types of customers: (i) long-term care facilities, outpatient clinics, medical and dental offices, municipal entities and other smaller-quantity generators of regulated medical waste ("secondary waste generators"); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("primary waste generators"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with


"secondary waste generators" customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other
"primary waste generators" customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed amount or percentage. As of September 30, 2003, we served approximately 1,000 customers.

Three-Month and Nine-Month Periods Ended September 30, 2002 and 2003 (unaudited)


                                      For the Nine Months Ended      For the Three Months Ended
                                             September 30,                  September 30,
                                     ----------------------------    ----------------------------
                                         2002            2003            2002            2003
                                     ------------    ------------    ------------    ------------
                                             (Unaudited)                     (Unaudited)


Revenues:
  Sales                              $  3,907,250    $  4,304,776    $  1,385,680    $  1,315,992
                                     ------------    ------------    ------------    ------------

Operating expenses:
 Cost of sales                          2,780,402       2,849,321         916,347       1,066,654
 General and administrative
    expenses                            1,348,784       1,892,846         459,694         752,828
 Depreciation and amortization             96,324         190,333          39,065          65,785
                                     ------------    ------------    ------------    ------------
Total operating expenses                4,225,510       4,932,500       1,415,106       1,885,267
                                     ------------    ------------    ------------    ------------
Income (loss) from operations            (318,260)       (627,724)        (29,426)       (569,275)

 Debt conversion expense                   28,300            --              --              --
 Interest expense                         102,906         108,553          41,826          48,189
 Litigation settlement (credit)              --          (147,270)           --              --
 Other income                             (84,643)        (27,702)        (51,133)           --
                                     ------------    ------------    ------------    ------------
                                           46,563         (66,419)         (9,307)         48,189
                                     ------------    ------------    ------------    ------------
Net income (loss)                    $   (364,823)   $   (561,305)   $    (20,119)   $   (617,464)
                                     ============    ============    ============    ============

Basic net income (loss) per common
share                                $       (.02)   $       (.03)   $       (.00)   $       (.04)
                                     ============    ============    ============    ============
Diluted net income (loss) per
common share                         $       (.02)   $       (.03)   $       (.00)   $       (.04)
                                     ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                            15,637,383      16,367,366      15,827,466      16,394,791
                                     ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in
  diluted income (loss) per share      15,637,383      16,367,366      15,827,466      16,394,791
                                     ============    ============    ============    ============

EBITDA                               $   (137,293)   $   (262,419)   $     60,772    $   (503,490)
                                     ============    ============    ============    ============

--------------------------------------------------------------------------------

         EBITDA is calculated for any period as the sum of net income or loss, plus net interest expense, income tax expense, depreciation expense, and debt conversion expense. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by this measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

EBITDA is calculated as follows:

Net income (loss)              $(364,823)   $(561,305)   $ (20,119)   $(617,464)
Interest expense                 102,906      108,553       41,826       48,189
Depreciation expense              96,324      190,333       39,065       65,785
Debt conversion expense           28,300         --           --           --
                               ---------    ---------    ---------    ---------
EBITDA                         $(137,293)   $(262,419)   $  60,772    $(503,490)
                               =========    =========    =========    =========

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         Revenues. Our revenues increased $397,526, or 10.2% to $4,304,776 during the nine months ended September 30, 2003 from $3,907,250 during the nine months ended September 30, 2002. The increase in revenue from 2002 was primarily due in part to higher medical waste charges to current and new customers including price increases, from higher disposal fees charged to UTMB because of incinerator downtime in 2003, to special billings of approximately $83,000 to a customer who did not renew their service contract with us and to special billings of approximately $75,000 to another customer who is not abiding by the terms of their contract with us concerning delivery of specified volumes, partly offset by slightly reduced volume of medical waste processed.

         Cost of Revenues. Our cost of revenues increased $68,919 or 2.5% to $2,849,321 during the nine months ended September 30, 2003 from $2,780,402 during the nine months ended September 30, 2002. The increase was primarily due to dramatically lower costs of third-party regulated medical waste disposal costs compared to the same period of 2002 and lower container costs offset by higher transportation and in-house treatment and waste disposal costs, particularly related to the high utility costs of the UTMB incinerator.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $544,062, or 40.3% to $1,892,846 during the nine months ended September 30, 2003 from $1,348,784 during the nine months ended September 30, 2002. The increase was attributable principally to higher payroll and payroll-related expenses, relocation costs of our new executive vice president and chief operating officer, the establishment of a directors' compensation program for our Board of Directors and higher travel expenses.

         Depreciation and Amortization. Depreciation and amortization increased by $94,009 or 97.6% to $190,333 during the nine months ended September 30, 2003 from $96,324 during the nine months ended September 30, 2002. The increase was due primarily to depreciation expense related to the installation and start-up of the autoclave at the Garland facility in August 2002.

         Debt conversion expense. We allowed our president to convert his advances receivable into our Common Stock at a conversion rate of $0.75 per share. In connection with such conversion, we charged $28,300 to debt conversion expense in the first quarter of 2002. There was no comparable charge in 2003.

         Interest expense. Our interest expense increased $5,647 or 5.5% to $108,553 during the nine months ended September 30, 2003 from $102,906 during the nine months ended September 30, 2002. Interest expense declined slightly in EMSI and increased slightly in the parent company during the current period, attributable primarily to the decision to pay interest on advances and accrued salaries owing to board members and corporate officers on amounts due them. In 2002 we charged interest for $15,000 on pending litigation related to the Texas Smart Jobs with no comparable charge in 2003. This reduction was offset by higher interest expense on the stockholder loans entered into in August and September 2002.

         Litigation settlement (credit). On March 3, 2003 we reached a settlement with the State of Texas, the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $364,823 during the nine months ended September 30, 2002 compared to a net loss of $561,305 during the nine months ended September 30, 2003. The increase in net loss in 2003 was primarily due to the factors described above.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Revenues. Our revenues decreased $69,688, or 5.0% to $1,385,680 during the three months ended September 30, 2003 from $1,385,680 during the three months ended September 30, 2002. The decrease in revenue from 2002 was primarily due in part to higher medical waste charges to current and new customers including price increases, offset by slightly reduced volume of medical waste processed and the loss of two large customers in the first half of 2003.

         Cost of Revenues. Our cost of revenues increased $150,307 or 16.4% to $1,066,654 during the three months ended September 30, 2003 from $916,347 during the three months ended September 30, 2002. The increase was primarily due to dramatically lower costs of third-party regulated medical waste disposal costs compared to the same period of 2002 and slightly lower container costs offset by higher transportation and in-house treatment and waste disposal costs arising from the start-up of the UTMB incineration facility and the resultant higher costs, particularly utilities, related thereto.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $293,134 or 63.8% to $752,828 during the three months ended September 30, 2003 from $459,694 during the three months ended September 30, 2002. The increase was attributable principally to higher payroll and payroll-related expenses, the establishment of a directors' compensation program for our Board of Directors and higher travel expenses.

         Depreciation and Amortization. Depreciation and amortization increased by $26,720 or 68.4% to $65,785 during the three months ended September 30, 2003 from $39,065 during the three months ended September 30, 2002. The increase was due primarily to depreciation expense related to the installation and start-up of the autoclave at the Garland facility in August 2002.

         Interest expense. Our interest expense increased $6,363 or 15.2% to $48,189 during the three months ended September 30, 2003 from $41,826 during the three months ended September 30, 2002. Interest expense declined slightly in EMSI and increased in the parent company during the current period. In 2002 we charged interest for $7,500 on pending litigation related to the Texas Smart Jobs with no comparable charge in 2003. This reduction was offset by higher interest expense on the stockholder loans entered into in August and September 2002 and by the decision to pay interest on advances and accrued salaries owing to board members and corporate officers on amounts due them.

         Litigation settlement (credit). On March 3, 2003 we reached a settlement with the State of Texas, the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $20,119 during the three months ended September 30, 2002 compared to a net loss of $617,464 during the three months ended September 30, 2003. The increase in net loss in 2003 is primarily due to the factors described above.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during 2003 were approximately $44,000 per month higher than the monthly average revenue for 2002. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services. The UTMB Facility did not operate for much of 2002, causing increased transportation costs and alternative regulated medical waste processing costs and resulting in significant operating losses and cash flow deficiencies. Following the installation of the autoclave in our Garland, Texas facility, our operating efficiencies increased and our costs were reduced. However, higher utility costs and other operating costs have adversely affected our operating costs in the second and third quarters of 2003.

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

Going concern
-------------

         The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the Company's year-end consolidated financial statements, the Company incurred consolidated net losses of $285,726 and $2,007,861 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2002 and September 30, 2003.

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

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of approximately $4,516,630 at September 30, 2003. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

Litigation by a bonding company
-------------------------------

As discussed above, we, along with certain of our officers and directors, were named as defendants in a lawsuit in North Carolina in 1998. The judgment has been satisfied, but a bonding company has filed a lawsuit against us claiming damages of $254,708, plus interest and attorneys fees as indemnification for the payments made to plaintiffs in connection with a bond posted on our behalf. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against us. We are currently in settlement discussions with the bonding company and have reached an agreement in principle to settle the matter.


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

Discussion of Liquidity

September 30, 2003 Compared to December 31, 2002

         At September 30, 2003, our working capital deficit was $2,227,739 compared to a working capital deficit of $1,754,171 at December 31, 2002. The increase in working capital deficit was primarily due to an increase in accounts receivable and prepaid expenses offset by increases in accounts payable, accrued liabilities and in advances from stockholders.

September 30, 2003 Compared to September 30, 2002

         Net Cash. Net cash provided by (used in) operating activities was $173,472 during the nine months ended September 30, 2003 compared to $(690,789) during the nine months ended September 30, 2002. The increase in cash provided reflects net losses reduced by higher non-cash expenses related to depreciation, bad debt expense and stock issued for services offset by a litigation provision (credit) and increased by higher prepaid expenses, accounts receivable and reduced by increases in accounts payable and accrued liabilities and an increase in advances from stockholders.

         Net cash used in investing activities during the nine months ended September 30, 2003, was $102,522 attributable to property additions and permit costs compared to $454,323 during the nine months ended September 30, 2002.

         Net cash provided by (used in) financing activities was significantly lower at $(70,950) during the nine months ended September 30, 2003, compared to $1,161,129 during the nine months ended September 30, 2002. Proceeds from the sale of Common Stock were $60,000 compared to $875,764 and a note to a stockholder of $615,000 during the nine months ended September 30, 2002. Payments on long-term obligations decreased in 2003 to $130,950 from $329,635 (used to retire a debt to an existing shareholder in 2002) during the nine months ended September 30, 2002.

         The net cash increase during the nine months ended September 30, 2003 was $ none compared to an increase of $16,017 during the nine months ended September 30, 2002, and is comprised of the items discussed above.

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

         We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2002 and September 30, 2003. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2002 or 2001 and are default thereof.

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

On October 3, 2003, the Company signed a letter of intent to acquire certain of the assets, including customer contracts, assume certain of the liabilities and take over the regulated medical waste operations of AmeriTech Environmental, Inc., a Texas corporation ("AmeriTech"), in exchange for a combination of cash, a promissory note and shares of the Company's common stock. Pursuant to the definitive asset purchase agreement dated as of November 7, 2003, by and between the Company and AmeriTech, the transaction was accomplished by an assignment by AmeriTech to the Company of all of its regulated medical waste disposal customer contracts, which cover approximately 800 customers. The other assets acquired consisted primarily of equipment associated with AmeriTech's regulated medical waste disposal business and a parcel of real property located in Houston, Texas.

         The purchase price for the acquired assets was $650,000 cash (net of $30,000 credited back to the Company for services rendered prior to the closing date by the Company to AmeriTech), a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, and all principal and accrued interest due on the first anniversary of the note, and 705,072 shares of common stock. The number of shares of common stock delivered at the closing may be increased or decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from AmeriTech for the ensuing six months following the closing of the transaction. The Company also assumed approximately $200,000 in liabilities from AmeriTech.

         Subsequent to September 30, 2003, the Company has raised through sales of its common stock in private placements approximately $678,500 from existing stockholders and two of our directors/stockholders loaned the Company $200,000 each, all for the purpose of providing working capital for the Company and to fund the acquisition mentioned above.

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

         In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after September 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

         In April 2003, Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to September 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after September 15, 2003.

         Management has not yet determined the effect of the adoption of any of these pronouncements and the effect on the Company's condensed consolidated financial statements.

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

Part II - Other Information

     Item 1.      Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2002 except as reported in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, except for the following. We, along with certain of our officers and directors, were named as defendants in a lawsuit in North Carolina in 1998. The judgment has been satisfied, but a bonding company has filed a lawsuit against us claiming damages of $254,708, plus interest and attorneys fees as indemnification for the payments made to plaintiffs in connection with a bond posted on our behalf. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against us. We are currently in settlement discussions with the bonding company and have reached an agreement in principle to settle the matter.


     Item 2.      Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2003, we issued 30,000 shares of Common Stock for a total of $60,000. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

         3.6 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on September 27, 2001 (filed as Exhibit 3.6 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

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

         10.4 Memorandum of Agreement, dated September 15, 2001, between the Company and Intercontinental Manufacturing Company (filed as Exhibit 10.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

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


                                   MEDSOLUTIONS, INC.


Dated:  November 25, 2003          By: /S/  Matthew H. Fleeger
                                      ------------------------------------------
                                      Matthew H. Fleeger, President and
                                      Chief Executive Officer

Dated:  November 25, 2003          By: /S/  Sam Hicks
                                      ------------------------------------------
                                      Sam Hicks, Senior Vice President, Chief
                                      Financial Officer and Principal Accounting
                                      Officer

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

         3.6 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on September 27, 2001 (filed as Exhibit 3.6 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

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

         10.4 Memorandum of Agreement, dated September 15, 2001, between the Company and Intercontinental Manufacturing Company (filed as Exhibit 10.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

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

         31.1 Certification of Principal Executive Officer. **

         31.2 Certification of Principal Financial Officer. **

         32 Certification Pursuant to 18 U.S.C. Section 1350.**
---------------------
         (*) Denotes a management contract or compensatory plan or arrangement.

         (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.

         (**) Filed herewith.