Form 10KSB
period 2003-12-31
MEDSOLUTIONS INC
filed 2004-04-14
CIK 1144870

================================================================================
     As filed with the Securities and Exchange Commission on April 14, 2004.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------

                                   FORM 10-KSB

{X} ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003.

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes { } No {X}

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form { }

State Issuer's revenues for most recent fiscal year: $6,318,861

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.

The number of shares outstanding of registrant's common stock, $.001 par value per share, as of March 15, 2004, was 18,295,248 shares.

Transitional Small Business Disclosure Format (check one): Yes { } No {X}

================================================================================

                               MEDSOLUTIONS, INC.
                        2003 ANNUAL REPORT ON FORM 10-KSB
                                      INDEX


                                                                            Page
                                                                            ----
Part I.
    Item 1.  Description of Business                                           1
    Item 2.  Description of Property                                          13
    Item 3.  Legal Proceedings                                                13
    Item 4.  Submission of Matters to a Vote of Security Holders              14
Part II.
    Item 5.  Market for Common Equity and Related Stockholder Matters         15
    Item 6.  Management's Discussion and Analysis or Plan of Operation        16
    Item 7.  Consolidated Financial Statements                                21
    Item 8.  Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosures                                            22
    Item 8A. Controls and Procedures                                          22
Part III.
    Item 9.  Directors and Executive Officers of the Registrant               23
    Item 10. Executive Compensation                                           26
    Item 11. Security  Ownership of Certain  Beneficial  Owners and
             Management and Related  Stockholder Matters                      28
    Item 12. Certain Relationships and Related Transactions                   30
    Item 13. Exhibits and Reports on Form 8-K                                 31
    Item 14. Principal Accountant Fees and Services                           33
Signatures                                                                    34
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

                                     PART I

Item 1.  Description of Business

Company Overview

MedSolutions, Inc. ("we," "us," or the "Company"), a Texas corporation that was organized on November 11, 1993, is a diversified holding company that provides complete and effective waste management outsource solutions marketed and serviced through three wholly owned subsidiaries. Through EnviroClean Management Services, Inc. ("EMSI"), from which we currently derive virtually all of our revenue, we are primarily engaged in regulated medical waste management services, which include collecting, transporting, treating and disposing of regulated  medical  waste  from  a  variety  of  healthcare  customers.  Through
ShredSolutions,  Inc.  ("SSI"),  we  market  a fully  integrated,  comprehensive service for the collection, transportation and destruction of Protected Healthcare Information (PHI) and other confidential documents, primarily those generated by healthcare providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). Through SharpsSolutions, Inc. ("SharpsSolutions"), we will offer a reusable sharps container service program to healthcare facilities that will virtually eliminate the current method of utilizing disposable sharps containers. We are a fully integrated regulated medical waste management company providing medical waste and PHI collection, transportation, treatment and disposal, and related consulting, training and education services and products. Our three principal groups of customers include
(i)  outpatient  clinics,  medical  and dental  offices,  biomedical  companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small account" customers), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium account" customers) and
(iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large account" customers). We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they were to manage their regulated medical waste or PHI destruction internally. Moreover, by outsourcing these waste management, PHI destruction, regulatory compliance and other services to us, our customers reduce or eliminate their risk of the large fines associated with regulatory non-compliance. The Company also intends to launch its sharps container management program in the second quarter of 2004.

Business Background

         We were originally incorporated as Advanced EnviroTech Systems, Inc. for the purpose of developing, designing and manufacturing a patented solid waste treatment technology, the EnviroClean(R) Thermal Oxidation System, which we may sometimes refer to as the "EnviroClean(R) System", for the destruction of regulated medical and other specialized waste streams generated by the medical, commercial and industrial business communities in an environmentally sound manner. We subsequently changed our name to Enviroclean International, Inc. We have two issued patents (No. 5,680,820 and No. 5,730,072) and a trademark regarding the EnviroClean(R) System. Although we were established for the purpose of developing, manufacturing and marketing the EnviroClean(R) System, our success in that regard has been marginal, and we have not produced significant revenue or any profit from such activities. Lack of funds for the development, modification and marketing of the EnviroClean(R) System, coupled with the general lack of acceptance and demand, and the cost of production and operation of the product, contributed to our disappointing results in prior periods. There are no plans to reactivate the development of the EnviroClean System. In 1999, we altered our focus from the development of the EnviroClean(R) System to the development of our regulated medical waste management service business, changed our corporate name and modified our business model to emulate that of the industry leader, Stericycle, Inc. ("Stericycle"), but with an emphasis on customer service. In addition, we subsequently began to focus on the creation and development of subsidiaries to provide our large base of health care provider customers with other health care related waste management services and regulatory compliance programs. From the point we elected to implement these changes in our business strategy, our business has seen a dramatic turnaround and a much more receptive market.

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

         According to Stericycle's reports, the size of the regulated medical waste market in the United States is approximately $3.0 billion and is in excess of $10.0 billion when ancillary services such as PHI destruction, re-useable sharps container programs, training, education, product sales and regulatory compliance programs are taken into consideration. Industry growth is driven by a number of factors. These factors include:

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

         Environmental and Safety Regulation. Our industry is subject to extensive regulation beyond the MWTA. For example, the Clean Air Act Amendments of 1990 (the "Clean Air Act") regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations have increased the costs of operating medical waste incinerators and have resulted in the closures of several on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. These regulations underlie the expansion of our service offerings to include Occupational Safety and Health Administration ("OSHA") compliance services for health care providers.

Services and Operations

         Our services and operations are comprised of the collection, transportation, treatment, and disposal of regulated medical waste, and PHI, together with regulatory compliance training and education programs and consulting services. The Company also intends to launch its sharps container management program in the second quarter of 2004. To service our customers, we have two collection/treatment facilities and two transfer sites in the State of Texas, one collection/treatment/transfer facility in the State of Oklahoma and one transfer facility in Louisiana. We offer programs to assist our customers in the proper handling, separating, packaging and disposing of medical waste. We also advise our health care customers in the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer consulting services to our health care customers for OSHA and HIPAA compliance and to assist them in reducing the amount of medical waste they generate. We have approximately 2000 medical waste disposal agreements with customers for the collection of their medical waste and/or PHI. During 2003, the University of Texas Medical Branch ("UTMB") accounted for approximately 19.4% of our revenue, Harris County Hospital System approximately 10.3% (Harris County is no longer a customer in 2004), Christus Spohn Hospital System approximately 5.9%, Baylor Health Care System approximately 4.7%, East Texas Medical System approximately 4.7%, and Texas Health Resources System approximately 4.1%. The loss of any of these sources of revenue could reduce our revenues, increase our losses from operations and materially impact our ability to be profitable.

         Collection and Transportation. We consider efficiency of collection and transportation to be a critical element of our operations because it represents approximately one-half of our operating costs. We have a sophisticated routing software to optimize our routes. We try to maximize the number of stops on each route. We use a global positioning system ("GPS") tracking system for our collection vehicles to improve efficiency. We attempt to correlate the size of our collection vehicles to the amount of medical waste to be collected at a particular stop or on a particular route. We collect reusable containers or corrugated boxes of medical waste from our customers at intervals depending upon customer requirements, terms of service and volume of medical waste produced. The containers or boxes are inspected at each customer's site prior to pickup. The waste is then transported directly to one of our treatment facilities or to one of our transfer stations where it is combined with other medical waste and transported to a treatment facility. In some select circumstances we transport medical waste to other permitted medical waste treatment facilities.

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

Our current capacity to treat regulated medical waste is approximately divided between these treatment methods in the following percentages:

                   Autoclaving                    70%
                   incineration                   30%

We vary our treatment of medical waste among available treatment technologies based on the type of waste and capacity and pricing considerations in each service area, in order to minimize operating costs and capital investments.

         Disposal Operations. We operate three permitted treatment facilities. Our treatment/transfer facility located in Garland, Texas (a suburb of Dallas) can service North Texas, Oklahoma, Arkansas and Louisiana with an emphasis on the Dallas/Ft. Worth service area (the "Garland Facility"). Our treatment/transfer facility in Tulsa, Okalhoma services the Oklahoma market and can service the Kansas, Missouri and Arkansas markets. We have a treatment facility located in Galveston, Texas which can service customers located in South Texas and Southern Louisiana with an emphasis on the Greater Houston, Corpus Christi and San Antonio service areas. The Galveston facility is owned by UTMB (the "UTMB Facility"), a component of the University of Texas System, which is an agency of the State of Texas. We use the UTMB Facility for the disposal of waste streams that we collect and transport for our customers located in this region, and also for waste streams generated by UTMB and its affiliates. As part of our acquisition of BMI Services, Inc. ("BMI") in 1996, BMI's contract to operate the medical waste incineration facility at UTMB and to provide medical waste incineration services to UTMB was assigned to us. Our current agreement with UTMB expires in December 2005. We are currently in negotiations with UTMB to extend and amend the terms of the agreement.

         Under the current agreement with UTMB, certain fees that we must pay UTMB will increase on a gradual annual basis, including a fixed facility usage and maintenance fee that was $18,500 per month for most of 2003 but was reduced to $12,500 per month beginning in November 2003 and will remain at that level until the year 2005, a graduated capital renewal fee (to reimburse UTMB for a capital investment of approximately $1.5 million) of approximately $27,200 per month until December 2005, and a constant usage fee of $.005 per lb. based on the volume of medical waste processed at the UTMB Facility for non-UTMB waste. Beginning in November 2003,we paid a flat fee per month for utilities.

         In the past, the UTMB Facility has experienced operational disruptions that have caused us to occasionally discontinue incinerator operations at the facility while appropriate repairs were made. In the spring of 2002, it was determined that the UTMB incinerator would require extensive modifications and improvements in order to comply with the New Source Performance Standards promulgated by the Environmental Protection Agency ("EPA") that were to become effective in September 2002. As a result from April 15, 2002 until March 25, 2003, we were unable to incinerate waste at the UTMB Facility. This required us to arrange for waste disposal with alternative vendors in order to continue our operations. Our transportation and treatment costs for using alternative vendors for waste disposal are usually higher than the costs of using the UTMB Facility. During this time, we continued to make payments to UTMB; however, due to the closure of the incinerator, UTMB was required to credit back to us a portion of such payments and pay us an additional amount as a penalty for the closure. As a result of the downtime issues related to the UTMB facility, we sought authorization to install and operate alternative waste treatment equipment at the Garland Facility. In February 2002, we submitted a permit amendment application to the Texas Commission on Environmental Quality (TCEQ) to allow us to install autoclave technology at our Garland Facility. On October 7, 2002 our permit amendment was approved. Prior to receipt of our approved permit amendment, we received temporary authorization from the TCEQ to process our regulated medical waste at the Garland Facility using the autoclave method of treatment for a period of six months in order to allow for uninterrupted medical waste treatment while the UTMB Facility was not in operation.

         In 2003, we negotiated a long-term agreement to manage and operate a permitted medical waste treatment facility in Tulsa, Oklahoma. Our agreement became effective October 1, 2003 and we have begun marketing and servicing the Oklahoma market from the Tulsa facility (the "Tulsa Facility"). In 2004 we expect to commence processing operations at the facility and begin marketing the Kansas, Missouri, Mississippi, and Northern Arkansas markets from this facility.

         Consulting Services. Before medical waste is picked up by our trucks, our integrated waste management approach attempts to "build in" efficiencies that will yield advantages for our customers. For example, our consulting services can assist our customers in reducing the volume of medical waste that they generate or assist them with regulatory compliance training. In addition, we provide customers with the documentation necessary for compliance with laws, which, if they complete the documentation properly, will reduce interruptions to their businesses to verify compliance.

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

         Improve Margins. We will continue to actively work to improve our margins by increasing our base of small account customers and focusing on our ancillary service strategies, including reusable sharps container programs, PHI destruction and regulatory compliance programs. These services fulfill the needs of our large, medium and small account customers and we believe that with the rapid organic and acquisitional growth of our customer base, the opportunity for sales of ancillary services and regulatory compliance products to our customers will continue to grow and the incremental cost of offering these services will continue to decrease, thereby improving margins.

         Expand Range of Services and Products. We believe that we have the opportunity to expand our business by increasing the range of products and services that we offer to our existing customers. For example, we now offer PHI destruction and a broad range of OSHA compliance and consulting services to our customers. Because our drivers call on numerous medical facilities on a routine basis, we also offer single-use disposable medical supplies to our medical customers, and we may increase these offerings in the future. In 2002, we incorporated a new subsidiary, SharpsSolutions, that will market a reusable sharps container program to our customers. SharpsSolutions had no business activities during 2003.

         Seek Strategic and/or Complementary Acquisitions. We actively seek strategic opportunities to acquire businesses that expand our network of treatment centers and increase our customer base. We believe that strategic acquisitions can enable us to gain operating efficiencies through increased capacity utilization and increased route density as well as to expand the geographic service areas in which we operate.

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

         In addition, the Company plans to offer the following two programs to its customers.

         EnviroSafe Complete Compliance Program. The EnviroSafe program is a competitive program to Stericycle's extremely lucrative SteriSafe program - the difference being that, in addition to regulated medical waste management and OSHA compliance, the Company will offer services related to compliance with HIPAA. The Company's EnviroSafe program will be priced at more competitive rates that those offered by Stericycle's SteriSafe program and offer better customer service initiatives.

         The goal of the EnviroSafe program is to reach small generators of waste and charge them for a turnkey medical waste management and OSHA/HIPAA compliance package that generates a more consistent and substantial revenue stream from the small generator than is typically expected from the minimal amounts of revenue generated from medical waste service pickups. By providing the customer with regulated medical waste and PHI pickup and disposal services, informational software, manuals and training, the Company will ensure compliance for its customers and protect them from the high fines and workplace injuries associated with noncompliance.

         Two packages are offered, "Premium" and "Complete," whereby a customer can choose its level of service. The Premium package includes medical waste pickup and disposal and some informational materials in the form of manuals and software. The Complete package offers total OSHA/HIPAA compliance materials plus training, mock OSHA inspections and HIPAA related document destruction services.

         The overall goals of the program are: (1) to capture a significant portion of small generator revenue in every market where the Company operates;
(2) to gain these customers at the greatest possible profit margin; (3) to raise the revenue levels of small generators to the Company; (4) to assist in the speedier and timely capture of cash flow from slow paying accounts; and (5) to have 25% of the Company's small generator revenue come through this program by the end of 2004 and 50% by the end of 2005. We expect to launch this program in July 2004.

         SharpsSolutions, Inc.--Reusable Sharps Container Program. The Reusable Sharps Container Program is perhaps one of the most significant investments and opportunities that the Company is currently undertaking. Sharps management is defined as the management and treatment of sharp-edged medical waste such as syringes, needles, razors, scissors and scalpels that may have come into contact with blood born pathogens, such as HIV or hepatitis. The most common sharps management is where the hospital employees dispose of sharps in various containers that are then collected by other hospital employees and disposed (container and sharps content together) within the hospitals' waste that is then treated in-house or outsourced to a medical waste service provider such as the Company. The Reusable Sharps Container Program is intended to be a fully outsourced service offering where hospital employees do not handle the sharps once they are disposed at the point of use. This is paramount for hospitals in that hospital personnel are less subject to needle stick injuries.

         Statistically, there are 600,000 to 800,000 needle stick injuries annually, with a third of them during the disposal process. With each needle stick costing between $5,000 and $10,000, these incidents alone are costing the industry over one billion dollars annually. In addition to the cost/liability savings associated with reduced needle stick incidents, the cost of recycling the containers rather than purchasing them is significant, often saving 15 to 20% for the generator. The combined savings between direct costs plus costs associated with reduced needle sticks can reach up to 30% per year.

         Currently, the reusable sharps container recycling market is rapidly developing. It is very popular on the east coast of the United States where approximately 80% of the market utilizes reusable sharps programs, but is virtually unknown in the Company's existing service markets. With the proper sales and marketing strategy and market penetration to existing customers, the Company has a very good chance of capturing significant market share in its existing service markets. The Company's Reusable Sharps Container Program is a key element of providing this broadened range of services in response to this new market opportunity. The idea behind the program is to create an even stronger, longer-term relationship with large generators of waste by acquiring contracts and offering a service that actually put the Company's personnel and processes inside of the customers' facilities. The Company estimates, based on research conducted by industry analysts and its own conservative estimates, that there is a total market opportunity in Texas and Oklahoma of approximately $15 million annually. The Company intends to launch this program in the second quarter of 2004.

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

         EnviroClean Management Services, Inc ("EMSI"). We and other stockholders formed EMSI in February 1996, as a consolidation vehicle for the merger or acquisition of BMI and other proposed entities. In January 1998, we exchanged shares of our common stock, $.001 par value per share ("Common Stock") to acquire 667,375 shares of EMSI from other stockholders. This transaction gave us a controlling interest of approximately 51.3% of EMSI. In December 1998, we offered to exchange one of our shares for each share of EMSI still outstanding. As a result, we acquired shares representing an aggregate of 96.1% of EMSI's stock. Since then we have continued the exchange offer and have acquired additional shares and now own 99.3% of EMSI.

         AmeriTech Environmental, Inc. ("ATE"). We acquired on November 7, 2003, certain of the assets of ATE, including the assignment by ATE to the Company of all of its regulated medical waste disposal customer contracts (which cover approximately 800 customers). The other assets acquired consisted primarily of equipment associated with ATE's regulated medical waste disposal business and a parcel of real property located in Houston, Texas. The purchase price for the acquired assets was $650,000 cash, a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, and all principal and accrued interest due on November 7, 2004, and 705,072 shares of our Common Stock. The number of shares of Common Stock delivered at the closing may be increased or decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from ATE for the ensuing six months following the closing of the transaction. The cash portion of the purchase price was funded from the proceeds of sales of Common Stock in private placements and $400,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the amount of revenues ATE has generated from its regulated medical waste disposal business during the first three quarters of 2003.

         The Company has not complied with the Securities and Exchange Commission (the "SEC") Form 8-K reporting requirements relating to the ATE acquisition. The Company is required to file two years of historical financial statements to comply with the SEC's Form 8-K reporting requirements. The Company has not yet completed its audit of ATE relating to the 2003 acquisition, and accordingly has not yet complied with these reporting requirements.

Expansion Plans and Acquisition Targets

         In addition to the Company's agreement to manage and operate the Tulsa Facility, the Company has also initiated operations at a permitted transfer facility in Logansport, Louisiana pursuant to a lease arrangement. This will allow the Company to more effectively service the East Texas, Southern Arkansas and Louisiana markets.

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

         o the composition and size of the target company's customer base and the opportunity value of integrating our service, ancillary service and regulatory compliance programs into the target company's market;

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

Marketing and Sales

         Marketing Strategy. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have a large database of potential new large and small account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin accounts. Our drivers participate in our marketing and sales efforts by actively soliciting small account customers while they service their routes.

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

         Medium Account Customers. The medium account segment of our business currently provides EMSI with the opportunity for substantial growth and better profit margins than large account customers. These customers are typically blood banks, dialysis centers, surgery centers and other high volume specialty facilities.

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

         Competition. There are several regulated medical waste management companies operating in the state of Texas and the surrounding region, and the market is highly competitive. Our primary competitors are large, publicly traded corporations with regional and national businesses. These companies also provide a variety of services other than collection, transportation, treatment and disposal. As such, these competitors have a broad scope of business and substantially greater financial and other resources than we possess.

         According to public securities filings, Stericycle Inc. ("Stericycle") is the largest medical waste management company in the United States. Stericycle initially developed and utilized a proprietary electro-thermal deactivation ("ETD") process in a national strategy. However, Stericycle, like us, primarily utilizes autoclave technologies to process a majority of their waste stream and to a lesser degree incineration technologies. 3CI Complete Compliance Corporation ("American 3CI"), a subsidiary of Stericycle, is one of the larger regional medical waste management companies in the Southeast.

         Based on our experience in the industry, we believe that we can successfully compete with Stericycle, American 3CI and other competitors by concentrating our operations in the Southern U.S. We believe that we gain a competitive advantage by offering better customer service than our competitors, attractive ancillary services and regulatory compliance programs and, if necessary, the ability to reduce the price of waste disposal services to customers to an amount below that of our competitors. We believe this can be accomplished as a result of having our facilities in closer geographic proximity to the generators of medical waste, our cost reduction efforts, our ability to offer ancillary services and programs and the expansion of our operations through acquisitions.

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

Competitive Strengths

We believe that we benefit from the following competitive strengths:

         Broad Range of Services. We offer our customers a broad range of services to help them develop internal systems and processes, which allow them to manage their medical waste, sharps containers and PHI destruction efficiently and safely from the point of generation through treatment and disposal. We have also developed regulatory compliance programs to help train our customers' employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other regulatory compliance programs include those designed to help clients ensure and maintain compliance with OSHA, HIPAA and other relevant regulations. In 2002, we incorporated a new subsidiary, SharpsSolutions, Inc., that will market a reusable sharps container program to our customers.

         Strong Sales Network and Proprietary Database. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have a large database of potential new small and large account customers, which we believe gives us a competitive advantage in identifying and reaching these higher-margin and route anchor accounts.

         Experienced Senior Management Team. Our senior executives collectively have over 35 years of management experience in the waste management and health care industries.

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

         State and Local Regulation. We currently conduct all of our business in Texas, Oklahoma, Louisiana and Arkansas. At some point in the future, we may conduct business in other states. Other states have different regulations regarding medical waste, medical waste transport and medical waste incineration. If at any time, we expand our business into other states, we believe, because of the stringent standards applicable in Texas, that the costs of bringing our business into compliance with the regulations of other states will be minimal.

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

Employees

         As of March 15, 2004, the Company had approximately 84 full-time and 1 part-time employee. Six of the employees are employed in executive capacities; the remaining employees are in transportation operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements.

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

         We lease approximately 7,500 square feet of administrative office space at 14010 Interdrive East, Houston, Texas. The lease expires on December 31, 2004. The rent is $4,200 per month through December 31, 2004. This facility is adjacent to our permitted transfer site in Houston, Texas and serves as an office and warehousing facility.

         We own the Garland Facility, which consists of real property, building and improvements, furniture and equipment. The EnviroClean(R) System in the Garland Facility has been idle since approximately June 1998. The Garland Facility includes 17,450 square feet of space (2,450 square feet of office space and 15,000 square feet of warehouse space), and is located on approximately three acres of land. The building is approximately 30 years old, and was extensively remodeled in 1996 at a cost of more than $500,000 to upgrade the facility to accommodate the EnviroClean(R) System and to showcase its operation for sales and marketing purposes. The EnviroClean(R) System has been idle for approximately five years. During most of that time we used the Garland Facility solely as a transfer station. In 1999, we provided an allowance to write down to -zero- the undepreciated cost of the EnviroClean(R) System and the Garland building improvements. We have received a permit amendment from the TCEQ allowing us to process regulated medical waste at the Garland Facility using the autoclave method (steam disinfection) of treatment and have been processing waste at the Garland Facility since August 29, 2002 using such method of treatment. Our bank debt is secured by a first lien on the Garland Facility, and two loans from stockholders of the Company are secured by a second lien deed of trust on the Garland Facility.

         As mentioned above, we operate the UTMB Facility in Galveston, Texas pursuant to a contract with UTMB, but UTMB owns the property, plant and equipment comprising the UTMB Facility. We also operate the Tulsa Facility in Tulsa, Oklahoma, but Envirosolve, L.L.C. owns the property, plant and equipment comprising the Tulsa Facility.

         In the opinion of our management, the Company's properties are adequately covered by insurance.

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

         On November 25, 1998, the Company was a named defendant, along with several of its officers, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounted to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001, the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001, the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001, seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. The Company's consolidated balance sheet, as of December 31, 2001, reflected an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against the Company. On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The company paid $50,000 and $50,000 was paid from the trust mentioned below. The accompanying consolidated balance sheet as of December 31, 2003, includes the remaining liability to the bonding company of $212,093, of which $106,046 is classified as a portion of the current maturities - litigation settlements and $106,046 classified as non-current litigation settlements.

         Michael Moorhead, one of the defendants in the North Carolina action, filed suit in Texas against the Company's former counsel in the North Carolina action claiming, among other things, that the counsel is liable for the loss in such case for failure to timely respond to discovery. The case was styled Michael Moorhead v. Hunton & Williams, et al, 160th Judicial District Court, Dallas County, Texas, Cause No. 01-07565. Hunton & Williams, on September 14, 2001, filed a third-party action against Mr. Fleeger, alleging that Mr. Fleeger was the contact person for all of the defendants in the North Carolina case, and was therefore responsible to the plaintiff. Hunton & Williams, et al sought contribution from Mr. Fleeger in the event they are liable to Mr. Moorhead. Mr. Fleeger denied the allegations against him and filed a counterclaim against Hunton & Williams, seeking damages for negligence. The case was settled on October 17, 2002 and the settlement amount of $50,000 from Hunton & Williams is being held in trust and will be applied against Moorhead's liability for the outstanding bond obligation discussed in the preceding paragraph, if any.

         The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. An accrual of $290,000 was reflected in the December 31, 2001 and 2002 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2002. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         At December 31, 2003, the total recorded liabilities for litigation amounted to $399,242.

         The Company is also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of 2003 to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         There is currently no public market for our Common Stock.

         At March 15, 2004, we had 18,295,248 shares of Common Stock outstanding and had approximately 700 stockholders of record.

         We have no fixed dividend policy. The Board of Directors is authorized to consider dividend distributions from time to time, upon its assessment of our operating results, capital requirements and general financial condition and requirements. We have not paid a dividend since our inception. For the foreseeable future, it is anticipated that we will use all available cash flows to finance our growth and that dividends will not be paid to stockholders.

Recent Sales of Unregistered Securities

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

         During 2002, we (i) issued 988,591 shares of Common Stock for a total of $1,155,763 at prices ranging from $1.05 to $1.26 per share, and (ii) issued 368,790 shares of Common Stock in exchange for the cancellation of debt in the amount of $276,548.

         During 2003, we (i) issued 898,267 shares of Common Stock for a total of $864,500 at prices ranging from $0.75 to $2.25 per share, (ii) issued 122,000 shares of Common Stock as compensation and in exchange for the cancellation of debt in the amount of $122,000, and (iii) issued 705,082 shares of Common Stock as part payment to acquire assets from AmeriTech Environmental, Inc.

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

         In 2001, we filed a Registration Statement on Form 10-SB on a voluntary basis with the SEC, which registration statement became effective on September 14, 2001. Although we were not required to register under the applicable federal securities laws, we believe that commencing voluntary reporting under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will enhance our ability to access the capital markets. We also are hopeful that one or more market makers will provide the basis for our Common Stock to attain trading status and allow for a public market in our Common Stock. We believe that the establishment of a public market for our shares will allow us to be in a better position to obtain future financing and also provide increased liquidity to our stockholders. While we have had preliminary discussions with four broker-dealers concerning a range of financial advisory services, we do not have an understanding with, or a commitment from, anyone to act as a market maker for our securities, and there can be no assurance that we will find a market maker for our securities, or otherwise establish a public market for our Common Stock.

         We intend to seek additional financing through additional private placement(s) or a public offering within the next twenty-four months. If we do so, all of the then current existing stockholders and their stock holdings will be proportionately diluted.

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

         Our revenues increased to $6,318,861 in 2003 from $5,410,710 in 2002 and from $4,046,061 in 2001. We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small account" customers), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium account" customers) and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large account" customers). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with medium account customers and large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At December 31, 2003, we served approximately 2,000 customers.

Statements of Operations Data

Years Ended December 31, 2003 and 2002

                                                     Years Ended December 31,
                                                   ------------    ------------
                                                       2003            2002
                                                   ------------    ------------
Revenues                                           $  6,318,861    $  5,410,710
Cost of revenues                                      4,405,464       3,589,904
                                                   ------------    ------------

Gross profit                                          1,913,397       1,820,806

Selling, general and administrative expenses          2,568,691       1,846,787
Compensatory element of stock bonuses                      --              --
Depreciation and amortization                           320,778         149,530
                                                   ------------    ------------

Loss from operations                                   (976,072)       (175,511)

Other (income) expense:
Interest expense                                        180,279         133,856
Debt conversion expense                                    --            78,300
Other income                                            (51,324)       (101,941)
Litigation settlement                                  (147,270)           --
                                                   ------------    ------------
                                                        (18,315)        110,215
                                                   ------------    ------------

Net loss                                           $   (957,757)   $   (285,726)
                                                   ============    ============

Basic and diluted loss per common share:
         Net loss                                  $      (0.06)   $      (0.02)
                                                   ============    ============

Weighted  average  common  shares used in
basic and diluted loss per share                     16,633,717      15,758,003
                                                   ------------    ------------

EBITDA(1)                                          $   (456,700)   $     75,960
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

         EBITDA is calculated as follows:

Net income (loss)                                  $(957,757)         $(285,726)
Interest expense                                     180,279            133,856
Depreciation expense                                 320,778            149,530
Debt conversion expense                                 --               78,300
                                                   ---------          ---------
EBITDA                                             $(456,700)         $  75,960
                                                   =========          =========

Critical Accounting Policies and Procedures

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities (see Note 3 to the consolidated financial statements). We believe that of our significant accounting policies (see Note 3 to the consolidated financial statements), the following may involve a higher degree of judgment on our part and complexity of reporting.

         Accounts Receivable. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.

         Revenue Recognition and Processing Costs. We recognize revenue and the associated processing costs at the time medical waste is received and prepared for processing.

         Intangible Assets. Intangible assets consist primarily of goodwill and customer list acquired in the AmeriTech Environmental, Inc. acquisition. The Company evaluates its intangible assets for impairment every year in accordance with SFAS No. 142.

Results of Operations - Year 2003 Compared to 2002.

         Revenues. Our revenues increased $908,151 or 16.8%, to $6,318,861 during the year ended December 31, 2003, from $5,410,710 during the year ended December 31, 2002. The increase in revenue from 2002 was due primarily to increased volume of medical waste processed from current and new customers, particularly from those customers acquired from AmeriTech Environmental, Inc. in an acquisition effective October 3, 2003 which contributed approximately $713,000 to revenue in the fourth quarter.

         Cost of revenues. Our cost of revenues increased $815,560 or 22.7%, to $4,405,464 during 2003, from $3,589,904 in 2002. The increase was primarily due to higher operating costs of transportation and internal processing offset by significantly reduced cost of third-party disposal cost and by lower container costs resulting from increased use of reusable containers. Of the increased cost of revenues, we estimate that approximately $560,000 is attributable to costs related to the AmeriTech Environmental, Inc. acquisition discussed above. Costs of revenue for 2003 and 2002 were reduced by debt extinguishment credits of $49,206 and $44,054, respectively.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $721,904, or 39.1%, to $2,568,691 during 2003, from $1,846,787 in 2002. The increase was attributable principally to higher payroll and payroll-related expenses, including commissions, increased consulting fees for marketing and information technology services, and increased travel costs related to implementation of the Company's acquisition program and investigation of possible acquisition candidates. Some of the Company's salaries in 2003 were reduced as part of a cost savings program that reduced costs and expenses by approximately $48,200, while in 2002 some of the Company's salaries were accrued but not paid. The increase in selling, general and administrative expenses was attributable to a slightly higher increase in the expenses of the parent company compared to the prior year and a significantly higher increase in EMSI expenses compared to 2002, both of which were partially offset by debt extinguishment credits of $36,754 and $25,623 in 2003 and 2002, respectively.

         Depreciation and amortization. Depreciation and amortization increased by $171,248, or 114.5%, to $320,778 for the year ended December 31, 2003, from

$149,530 for the year ended December 31, 2002. The increase was due primarily to increased depreciation of EMSI fixed assets related to the new autoclave installed in our Garland Facility in August 2002.

         Interest expense. Our interest expense increased $46,423, or 34.7% to $180,279 during the year ended December 31, 2003 from $133,856 during the year ended December 31, 2002. Interest expense increased in EMSI and in the parent company during the period as a result of debt increases related to the AmeriTech Environmental, Inc. acquisition and to stockholder loans to the Company to fund working capital needs. In 2003 the board of directors allowed officers who had deferred personal salaries in previous years and/or who had made loans to the Company to accrue interest at the rate of 10 per cent on those amounts totaling $33,751 commencing July 1, 2003. In 2002 we charged interest expense for $30,000 in connection with pending litigation with the State of Texas. Interest expense will increase in the parent company because of the new loans from stockholders discussed in the liquidity section below and from unpaid accrued salaries and stockholder advances.

         Other income. During the year ended December 31, 2003 and 2002, the Company and EMSI were the beneficiaries of certain debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Debt conversion expense. In 2002, we allowed our President to convert his advances receivable into our Common Stock at a conversion rate of $0.75 per share. In connection with such conversion, we charged $28,300 to debt conversion expense in the first quarter of 2002 and $50,000 to debt conversion expense in the fourth quarter of 2002.

         Net loss. Net loss was $957,757 during 2003, compared to a net loss of $285,726 during 2002. The increased loss was primarily due to the factors described above.

         EBITDA. EBITDA was $(456,700) during 2003 compared to $75,960 during 2002. The reduced EBITDA was also primarily due to the factors described above.

Liquidity and Capital Resources

         Source of Funds for Operations and Capital Expenditures.
         --------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing stockholders, and from loans and advances received from certain stockholders. Revenues during 2003 were approximately $75,679 per month higher, stemming primarily from the AmeriTech Environmental, Inc. acquisition discussed above, than the monthly average revenue for 2002. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services. The UTMB Facility did not operate for much of 2002 and through the month of March 2003, causing increased transportation costs and alternative regulated medical waste processing costs and resulting in the continuation of significant operating losses and cash flow deficiencies. Following the resumption of processing in April 2003 our cost of revenues increased significantly as a result of higher operating costs, principally utilities, while our revenues from UTMB declined because of reduced UTMB disposal fees.

         We are of the opinion that our existing cash position and cash flow from operations will not enable us to satisfy our current cash requirements. We will be required to obtain additional financing to implement our business plan. Historically, we have met our cash requirements from a combination of revenues from operations (which by themselves have been insufficient to meet such requirements), stockholder loans and advances, and proceeds from the sale of our debt and equity securities.

         Going concern.
         --------------

         The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the Company's annual consolidated financial statements, the Company incurred consolidated net losses of $957,757; $285,726 and $2,007,861 for the years ended December 31, 2003; 2002 and 2001, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2003 and 2002. The Company has remained current with its payroll taxes for the year 2002 and most of 2003, and has paid the substantial EMSI payroll tax obligation amounting to approximately $362,000 for the years ended December 31, 2001 and 2000. On October 16, 2002 a Certificate of Release of Federal Tax Lien was executed by the Internal Revenue Service. The Company expects to continue to explore various cost cutting initiatives, expand its business in new market areas and explore other sources for raising capital with debt or equity instruments.

         History of negative cash flow.
         ------------------------------

         Historically, stockholders of the Company have funded cash flow deficits. However, the stockholders are under no specific funding obligation. As a means of obtaining working capital and funds for expansion, the Company has received, from private placements of the Company's Common Stock, approximately $864,500, $1,155,763, and $731,767 during the years ended December 31, 2003,
2002 and 2001, respectively. One of our stockholders loaned the Company $615,000 in 2002; the same stockholder loaned an additional $217,500 in 2003 and another stockholder loaned the Company $238,125. Also, our President has advanced funds for working capital to us from time to time amounting to $220,000 at December 31, 2003. There is no assurance that such private placement funding and loans and advances will continue to satisfy our cash needs.

         A few of our customers have accounted for a majority of our sales.
         ------------------------------------------------------------------

         During the year ended December 31, 2003, sales of our services to 43 customers represented approximately 81.5% of our total revenues, including sales to UTMB, which amounted to approximately 19.4% of our total revenues. A loss of any of these customers could reduce our revenues, increase our losses from operations and limit our ability to achieve profitability.

         Outstanding liabilities.
         ------------------------

         We have outstanding liabilities and debt of approximately $5,842,064 at December 31, 2003 compared to $3,724,544 at December 31, 2002. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity or to meet our monthly obligations. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

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

         On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The company paid $50,000 and $50,000 was paid from the trust mentioned above. The accompanying consolidated balance sheet as of December 31, 2003, includes the remaining liability to the bonding company of $212,093, of which $106,046 is classified as a portion of the current maturities - litigation settlements and $106,046 classified as non-current litigation settlements. The 2002 balance sheet reflects an accrual for losses in connection with this litigation of $260,000.

Discussion of Liquidity - Year 2003 Compared to 2002

         At December 31, 2003, our working capital deficit was $(3,118,340), compared to a working capital deficit of $(1,754,171) at December 31, 2002. The increase in working capital deficit was primarily due to an increase in accounts receivable and prepaid insurance offset by increases in accrued liabilities and all categories of notes payable.

         Net cash used in operating activities was $(197,539) during 2003, compared to $(658,124) for 2003. This decrease primarily reflects a substantially increased loss in 2003 offset by higher non-cash depreciation and amortization, bad debt and stock issued for services expenses, an increase in accounts receivable and increases in accounts payable and accrued liabilities and advances from stockholder.

         Net cash used in investing activities for the year ended December 31, 2003, was ($902,385) compared to ($748,046) for the year ended December 31, 2002. The change is primarily attributable to a decrease in property additions (principally the installation of an autoclave and related equipment at our Garland Facility and the cost of amending our permit for the Garland Facility in
2002) offset by the cash portion of the acquisition of certain assets of AmeriTech Environmental, Inc. effective October 3, 2003.

         Net cash provided by financing activities was $1,099,924 during the year ended December 31, 2003, compared to $1,406,170 for the year ended December 31, 2002. Proceeds from the sale of Common Stock declined by $291,262. Payments on long-term obligations decreased to $255,202 in 2003 from $364,593 in 2002. Contributing to the decrease in 2003 were fewer proceeds from stockholder loans than in 2002.

         There was no net change in cash balance for the year ended December 31, 2003, the same as the year ended December 31, 2002.

Other Liquidity Matters

         At December 31, 2003, our long-term obligations were $1,772,363, including bank debt of $244,597, notes payable to stockholders totaling $864,596, installment notes on equipment of $263,928 and a liabilities for the settlement of the Smart Jobs and Surety Bond litigation matters in the aggregate amount of $399,242.

         Our bank debt at December 31, 2002, of $244,597 is secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (4.5% at December 31, 2003). The note is payable in minimum monthly installments of principal and interest totaling $3,100, matures in July 2011, and is guaranteed by Mr. Matthew Fleeger, our President and Chief Executive Officer.

         One of our stockholders loaned the Company a total of $615,000 ($479,670 was outstanding at December 31, 2003) in August and September 2002. The note bears interest at the rate of 10 percent per annum and is repayable in 60 equal monthly installments of $13,067, including interest, beginning September 28, 2002, and is secured by a second lien deed of trust on the real property at our Garland, Texas facility.

         On November 7, 2003, the abovementioned stockholder and another stockholder of the Company each loaned $200,000 to the Company to assist with the funding of the AmeriTech Environmental, Inc. acquisition. These notes payable to the stockholders bear interest at the rate of 10 percent per annum and are payable as follows: As to the first stockholder, the note is repayable in full by February 7, 2004. As to the second stockholder, the note, including other funds advanced to the Company, is payable monthly commencing December 7, 2003 for a period of 36 months. The total monthly payment amount is $7,684. The loans are secured by a second lien deed of trust on the Garland, Texas plant. At December 31, 2003, the total obligation to the first stockholder was $117,500 and to the second stockholder was $232,426.

         We are also obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.1% to 16.1%, are due at various dates through August 2008, and are payable in monthly installments of approximately $8,043. The equipment acquired therewith collateralizes the notes.

         On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The company paid $50,000 and $50,000 was paid from the trust mentioned above. The accompanying consolidated balance sheet as of December 31, 2003, includes the remaining liability to the bonding company of $212,093, of which $106,046 is classified as a portion of the current maturities - litigation settlements and $106,046 classified as non-current litigation settlements.

         We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2003 and 2002. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2003 or 2002 and are default thereof.

         On November 7, 2003, we issued a note payable to AmeriTech Environmental, Inc. for $750,000 bearing 7% interest payable monthly with the final interest payment and principal payable on November 7, 2004. The note was issued in connection with our acquisition of AmeriTech and formed part of the consideration of the transaction.

         From time to time our president and another officer of the Company advance funds to cover working capital needs. At December 31, 2003, the outstanding balance of such loans and other amounts due other officers and directors of the Company amounted to $510,895.

Material Commitments For Capital Expenditures

         We currently have no significant commitments for capital expenditures. However, we are currently planning to expand our business through a series of acquisitions and we hope to install an autoclave in our leased Tulsa permitted facility. We have no commitments for financing such acquisitions but are exploring a number of financing alternatives, the success of which will be crucial to the accomplishment of our acquisition objectives.

Events Subsequent to December 31, 2003

         On March 7, 2004, one of our stockholders loaned the Company $500,000 in exchange for a convertible promissory note bearing interest at the rate of 10 percent. The note is payable monthly on the seventh of each month for a period of 36 months with each payment amounting to $16,133.59. The note is convertible into common stock of the Company at the rate of $0.75 per share in whole or in part at any time and is subject to anti-dilution provisions, subject to the Company's right to pay in full the then outstanding principal and accrued interest within 30 days of notice of intent by the note-holder to convert, effectively canceling the payee's conversion right.

         On March 12, 2004, the Company issued 80,000 shares of its common stock at a price of $1.25 per share to a stockholder for aggregate consideration of $100,000.

Recently Issued Accounting Standards

         The  following   pronouncements  have  been  issued  by  the  Financial
Accounting Standards Board ("FASB").

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applied FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SB's"), must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004.

         Management does not believe that the adoption of this pronouncement will have a material effect on the Company's consolidated financial statements.

Off-Balance Sheet Arrangements

         During the year ended December 31, 2003, the Company had off balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $1,765,728 through 2009.

Item 7.  Consolidated Financial Statements.

         The  Company's   Consolidated   Financial   Statements   and  Notes  to
Consolidated Financial Statements are attached to this Form 10-KSB beginning at page F-i and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 8A. Controls and Procedures.

         Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in its SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         During the fourth quarter of 2003, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.

         Members of our Board of Directors serve until the next annual meeting of our stockholders or until their successors have been duly elected and qualified. Our officers are elected at the Board of Directors meeting following each annual stockholders' meeting, and serve at the pleasure of our Board of Directors. Our last annual meeting was held on December 18, 2002, for the 2002 fiscal year.

         Winship B. Moody, Sr. currently serves as the audit committee's financial expert. Mr. Moody is an independent member of the Board of Directors.

         The following persons comprise the directors and executive officers of the Company as of December 31, 2003:

                             Director/Officer
Name and Age                 Since            Position(s) Held
---------------------------- ---------------- ----------------

Matthew H. Fleeger (40)      1993             President, Chief Executive Officer
                                              and Director
John Hill (38)               2003             Executive Vice President; Chief
                                              Operating Officer
Sam Hicks, C.P.A. (63)       1998             Senior Vice President; Chief
                                              Financial Officer
Mark M. Altenau, M.D. (62)   1994             Director
Winship B. Moody, Sr. (69)   2002             Chairman of the Board of Directors
                                              of the Company
Vivian Eriksen (60)          2002             Director
Beverly L. Fleeger (68)      1993             Vice President and Corporate
                                              Secretary
Robert Centeno (42)          2001             Vice President, Sales
Steve Evans (44)             2003             Controller

Matthew H. Fleeger - President, and Chief Executive Officer and Director
------------------------------------------------------------------------

         Our Founder, President, Chief Executive Officer and a director, Matthew
H. Fleeger, has been with the Company for 11 years, during our growth from an early stage venture capital concept to the present. Mr. Fleeger has a comprehensive background in finance, marketing and sales with several years experience in the oil and gas industry. As Senior Vice President of a large Dallas-Fort Worth independent petroleum company, he was instrumental in the development of revenues in excess of $50 million. He was also a director and played an important role in the development of Palm Beach Tan, Inc. from a 6-store chain of tanning salons to the largest chain of indoor tanning salons in the nation. He has extensive experience in corporate structuring, mergers and acquisitions, joint ventures and a variety of equity and debt private placement vehicles used to fund the working and expansion capital needs of small developmental and growth companies. Mr. Fleeger graduated from Southern Methodist University with a BA in Business with an emphasis in Finance and Marketing. He has been selected as a member of the International Who's Who of Business Professionals.

John E. Hill III - Executive Vice President and Chief Operating Officer
-----------------------------------------------------------------------

         John E. Hill III joined the Company in early 2003 as Executive Vice President and Chief Operating Officer. Mr. Hill comes to us with over 18 years of experience in the medical waste and waste management industries. He was most recently employed by the industry leader, Stericycle, where he served as Director of Operations for the Mid-Atlantic Region and was responsible for running the recently acquired BioSystems Division for that region. BioSystems, the division of Scherer Healthcare that Stericycle acquired for their reusable sharps container service program, is the largest service provider of that type in the nation. Prior to Stericycle, Mr. Hill worked for Bridgeview, Inc. a medical waste management company based in Philadelphia that was acquired by Stericycle in 2002. From 1996 to 1998, Mr. Hill was Vice President of MedWaste, Inc., which, at the time, was the second largest medical waste company in the nation. Before joining MedWaste, Inc. he was employed by Waste Management, Inc. for 11 years.

Sam Hicks, C.P.A. - Senior Vice President and Chief Financial Officer
---------------------------------------------------------------------

         Sam Hicks, CPA, is the Senior Vice President and Chief Financial Officer and manages the accounting/finance departments of the Company and it's subsidiaries. Mr. Hicks joined the Company in 1998 as Senior Vice President and Chief Financial Officer and previously served as Director of Financial Reporting of HealthCor, Inc., a publicly held healthcare services company. Prior to that, Mr. Hicks was with Ernst & Young LLP for 31 years, with 16 of those years as a Partner. Mr. Hicks received his BS in Business Administration from Creighton University in 1962 and holds CPA certificates from the states of Nebraska and Texas. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Mark M. Altenau, M.D. - Director
--------------------------------

         Dr. Altenau, a member of the Board of Directors since 1994, is an otolaryngologist in Dallas, Texas, where he has been in private practice for over 20 years. He has been a significant stockholder of the Company since March of 1994. Dr. Altenau received his undergraduate degree from the University of Cincinnati and his graduate degree from University of Cincinnati Medical School.

Winship B. Moody, Sr. - Chairman of the Board
---------------------------------------------

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

Robert Centeno - Vice President, Sales
--------------------------------------

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

Steve Evans - Controller
------------------------

         Steve Evans, CPA, joined the Company as Controller in June 2003. He served as Controller for Aurum Technology, Inc., a $200 million revenue information technology company that outsourced and sold software to the financial services industry. Prior to that, Mr. Evans was with KPMG, an international accounting firm and was CFO of Preferred Bank of Houston. Mr. Evans graduated from Abilene Christian University with a B.B.A. in Accounting.

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

         Based on the review of copies of such forms furnished to us and written representations that no other forms were required, during the 2003 fiscal year and prior fiscal years the following executive officers, directors and greater than 10% beneficial owners failed to file on a timely basis, as disclosed in the such forms, reports required by Section 16(a) of the Exchange Act:

         o Dr. Altenau did not report three transactions on a timely basis on a Form 4. These transactions were reported on Dr. Altenau's Form 5 for the 2003 fiscal year.
         o Mr. Eriksen did not report one transaction on a timely basis on a Form 4. This transaction was reported on Mr. Eriksen's Form 5 for the 2003 fiscal year. In addition, Mr. Eriksen had one report filed late.
         o        Mr. Evans had one report filed late.
         o Mr. Fleeger did not report three transactions on a timely basis on a Form 4. These transactions were reported on Mr. Fleeger's Form 5 for the 2003 fiscal year.
         o Ms. Fleeger did not report two transactions on a timely basis on a Form 4. These transactions were reported on Ms. Fleeger's Form 5 for the 2003 fiscal year.
         o Mr. Hill did not report one transaction on a timely basis on a Form 4. This transaction was reported on Mr. Hill's Form 5 for the 2003 fiscal year. In addition, Mr. Hill had one report filed late.
         o Mr. Moody did not report three transactions on a timely basis on a Form 4. These transactions were reported on Mr. Moody's Form 5 for the 2003 fiscal year. In addition, Mr. Moody had one report filed late.

Code of Ethics

         The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

Item 10. Executive Compensation.

         The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2003, to each of its most highly compensated officers of the Company.


                           Summary Compensation Table
                               Annual Compensation
                           --------------------------

                                                                       Other Annual      All other
Name and Principal Position         Year     Salary(1)    Bonus(2)     Compensation(3)   Compensation
---------------------------         ----     ---------    --------     ---------------   ------------
Matthew H. Fleeger...........       2003      $233,218       --             --              $3,612(4)
   President, Chief                 2002      $190,800       --          $78,300(3)         $3,874(4)
   Executive Officer, and Director  2001      $180,000       --          $87,573(3)         $5,534(4)


John Hill....................       2003      $112,523       --             --                --
   Executive Vice President and
   Chief Operating Officer

Sam Hicks....................       2003       $99,603       --             --                --
   Senior Vice President, Chief     2002      $101,760       --             --                --
   Financial Officer and Principal  2001      $94,661        --             --                --
   Accounting Officer

Robert Centeno...............       2003      $137,738       --             --                --
   Vice President, Sales            2002      $117,450       --             --                --

Beverly L. Fleeger                  2003       $65,223       --             --              $2,259(5)
   Vice President and               2002       $60,498       --             --              $6,582(5)
   Corporate Secretary              2001       $61,539       --             --              $6,582(5)
-----------------------------------------------------------------------------------------------------

         (1)  Salary  includes  accrued  but  unpaid  salaries  in each  year as follows:
               Matthew H. Fleeger - 2003 - $50,000; 2002 - $85,008; 2001 -
               $180,000
               Sam Hicks - 2003 - None; 2002 - $10,480; 2001 - $25,613
               Beverly L. Fleeger - 2003 - None; 2002 - None; 2001 - $6,532


         (2) Bonuses of up to 250,000 shares of Common Stock, subject to certain employment restrictions, were awarded by the Board of Directors for the year 2001 and charged to expense at the rate of $1 per share. Specific awards were approved by the Board of Directors and shares were distributed to the designees on January 1, 2004. Certain of the shares were returned to the Company immediately following distribution in exchange for stock options.

         (3) During 2003, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company at a conversion rate of $0.75 per share:


                                                                                  Compensation
Name of Officer           Accrued        Loans at        Total       Number of      Element
---------------        Salary at End      End of       Converted       Shares       Charged
                           Of Year         Year       During Year    Converted     to Expense
                           -------         ----       -----------    ---------     ----------
Matthew H. Fleeger        $241,650       $220,502         --              --            --
Sam Hicks                 $ 67,259           --           --              --            --
Beverly L. Fleeger        $ 24,522           --           --              --            --

The compensation element ($0.25 per share) was charged to debt extinguishment expense in 2003.



         During 2002, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company at a conversion rate of $0.75 per share:


                                                                                  Compensation
Name of Officer           Accrued        Loans at        Total       Number of      Element
---------------        Salary at End      End of       Converted       Shares       Charged
                           Of Year         Year       During Year    Converted     to Expense
                           -------         ----       -----------    ---------     ----------
Matthew H. Fleeger        $405,508       $ 84,900      $234,900       313,200       $ 78,300
Sam Hicks                 $ 67,259           --            --            --            --
Beverly L. Fleeger        $ 24,522           --            --            --            --

The compensation element ($0.25 per share) was charged to debt extinguishment expense in 2002.

         During 2001, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company at a conversion rate of $0.75 per share:


                                                                                  Compensation
Name of Officer           Accrued        Loans at        Total       Number of      Element
---------------        Salary at End      End of       Converted       Shares       Charged
                           Of Year         Year       During Year    Converted     to Expense
                           -------         ----       -----------    ---------     ----------
Matthew H. Fleeger        $321,250       $262,721      $262,721       350,295       $ 87,573
Sam Hicks                 $ 56,779           --            --            --             --
Beverly L. Fleeger        $ 24,522           --            --            --             --

The compensation element ($0.25 per share) was charged to debt extinguishment expense in 2001.

         (4) Represents payments on a club membership for Matthew Fleeger used for Company purposes in 2001 and gasoline for automobile and disability insurance premiums in 2003 and 2002.

         (5) Represents payments on automobile driven by Ms. Fleeger used for Company purposes. The automobile was purchased by Ms. Fleeger in December 2003 for the fair market value.

         In September 2003 the Board of Directors adopted a compensation program for outside directors. The principal components of the plan call for specific Company common stock awards for service on the board (20,000 shares per person), for service on committees of the board, including the audit committee, the compensation committee and the stock option committee (5,000, 3,000 and 3,000 shares, respectively), and 10,000 shares for service as chairman of the board. Further, the Board of Directors adopted a program to receive compensation for board meeting attendance of $1,000 or $500 per meeting attended in person or by telephone, respectively. The Company recognized as expense in 2003 $139,500 related to such expenses through December 31, 2003. In addition, the Board of Directors authorized the payment of interest to board members and officers who have advanced funds to the Company from time to time or who have unpaid accrued salaries unpaid by the Company. Accordingly, the Company charged $33,751 to interest expense in 2003 for such interest accruals. None of the foregoing amounts have been paid at December 31, 2003.


Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
Related Stockholder Matters.

         The following table sets forth each certain information  concerning the number of shares of Common Stock owned beneficially as of March 15, 2004 by: (i)
persons  known to us to own more than five  percent  of any class of our  voting securities;  (ii) each of our directors and the executive officers named in Item
10. above; and (iii) all our directors and executive officers as a group. Unless otherwise indicated,  the stockholders listed possess sole voting and investment power with respect to the shares shown.

                                                                Number of Shares
         Name and Address of Beneficial Owner                 Beneficially Owned(1)          Percent of Class(2)
                                                              ---------------------          -------------------
Matthew H. Fleeger, President, CEO and Director                   1,280,079(3)                       6.8%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
Mark Altenau, M.D., Director                                      2,603,459(4)                      14.2%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
Vivian Eriksen, Director                                          1,020,000                          5.6%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas  75251
Beverly Fleeger, Vice President and Corporate                       655,133(5)                       3.6%
Secretary
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
Sam Hicks, Executive Vice President and CFO                         201,470(6)                       1.1%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
Winship  B. Moody,  Sr., Chairman of the Board of                   471,488(7)                       2.5%
Directors
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
Robert Centeno, Vice President, Sales                                20,000(8)                       0.1%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas  75251
John E. Hill, III, Executive Vice President, COO                     10,000(9)                       0.1%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas  75251
Steve Evans, Controller
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas  75251                                                --                            --
All Directors and Executive
Officers as a Group (9 persons)                                   6,261,629(10)                     32.2%(11)
Cahill Investments, LLC                                           1,000,000                          5.5%
    3330 Southgate Ct SW
    Cedar Rapids, Iowa 52404

(1) Pursuant to Rule 13d-3 under the Exchange Act a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding shares owned as of March 15, 2004, by the person indicated and shares underlying warrants, options and/or convertible debt and accrued interest thereon owned by such person on March 15, 2004, that were exercisable within 60 days of that date.

(2) Applicable percentage ownership is based on 18,295,248 voting shares of Common Stock outstanding on March 15, 2004.

(3) Includes 220,442 shares owned by Preston Harris Interests, Inc., a Texas corporation, of which Mr. Fleeger is the president and majority stockholder; 322,693 shares of Common Stock underlying convertible accrued salaries at December 31, 2003; and 310,292 shares for advances outstanding at December 31, 2003. (See Certain Relationships and Related Transactions.)

(4) Includes an option for 20,000 shares of common stock.

(5) Includes 32,696 shares of Common Stock underlying convertible accrued salaries at December 31, 2003, and 76,664 shares for advances outstanding at December 31, 2003. (See Certain Relationships and Related Transactions.)

(6) Includes 89,679 shares of Common Stock underlying convertible accrued salaries at December 31, 2003 and an option for 35,000 shares of common stock. (See Certain Relationships and Related Transactions.)

(7) Includes 232,426 shares of Common Stock underlying convertible debt and accrued interest thereon and an option for 10,000 shares of common stock. (See Certain Relationships and Related Transactions.)

(8) Includes an option for 20,000 shares of common stock.

(9) Includes an option for 10,000 shares of common stock.

(10) Includes 232,426 shares of Common Stock underlying convertible debt and accrued interest thereon, convertible accrued salaries at December 31, 2003, convertible advances from stockholders, and stock options. (See Certain Relationships and Related Transactions.)

(11) Applicable percentage ownership is based on 18,295,248 voting shares of Common Stock outstanding on March 15, 2004, and on shares issuable within 60 days of March 15, 2004.



                      Equity Compensation Plan Information
                            (as of December 31, 2003)

------------------------------------------------------ --------------------- --------------------- ---------------------
                                                                                                        Number of
                                                                                                        securities
                                                                                                   remaining available
                                                            Number of                              for future issuance
                                                         securities to be                              under equity
                                                           issued upon         Weighted-average     compensation plans
                                                           exercise of        exercise price of         (excluding
                                                           outstanding           outstanding            securities
                                                        options, warrants     options, warrants    reflected in column
                                                          and rights (a)        and rights (b)           (a)) (c)
------------------------------------------------------ --------------------- --------------------- ---------------------
Equity compensation plans approved by
      Security holders................................
                                                                --                    --                 755,000
------------------------------------------------------ --------------------- --------------------- ---------------------
Equity compensation plans not approved by
      Security holders................................          --                    --                    --
------------------------------------------------------ --------------------- --------------------- ---------------------
      Total...........................................          --                    --                 755,000
------------------------------------------------------ --------------------- --------------------- ---------------------

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

         We have certain payable balances with our stockholders and officers. At December 31, 2002 and 2003, our payables to stockholders and officers were as follows:
                                                December 31,
                                         2002                 2003
                                      ----------           ----------
           Vivian Eriksen             $  584,302           $  607,795
           Winship Moody, Sr                --                240,513
           Matthew Fleeger               295,508              535,666
           Sam Hicks                      67,259               70,622
           Beverly Fleeger                32,622               82,318
           Robert Centeno                   --                 20,000
                                      ----------           ----------
             Total                    $  979,691           $1,556,914
                                      ==========           ==========

Loans from Directors and Stockholders

         One of our stockholders and a director, Vivian Eriksen, loaned us a total of $615,000 ($479,670 was outstanding at December 31, 2003) in August and September 2002 for the purpose of repaying a note to our largest stockholder, repaying a second lien working capital note to Southtrust Bank, and paying a substantial portion of our delinquent payroll tax liability. The note bears interest at the rate of 10 percent per annum and is repayable in 60 equal monthly installments of $13,067, including interest, beginning on September 28, 2002, and is secured by a second lien deed of trust on the real property at our Garland Facility.

         Mr. Eriksen also loaned us a total of $200,000 in November 2003 in connection with our acquisition of AmeriTech Environmental, Inc. and has made other working capital loans and advances totaling $17,500 during 2003. These sums were documented in the form of a note bearing interest at the rate of 10 percent per annum and is repayable in two installments of $100,000 on December 7, 2003 and $117,500 on February 7, 2004, the latter payment to include interest, and is secured by a second lien deed of trust on the real property at our Garland Facility.

         Mr. Winship Moody, Sr. also loaned us a total of $200,000 in November 2003 in connection with our acquisition of AmeriTech Environmental, Inc. and has made other working capital loans and advances totaling $38,125 during 2003. These sums were documented in the form of a note bearing interest at the rate of 10 percent per annum and is repayable in 36 equal monthly installments of $7,684, including interest, beginning on December 7, 2003, and is secured by a second lien deed of trust on the real property at our Garland Facility. Mr. Moody's note is convertible at the rate of $1.25 per share into common stock of the Company.

         Messrs. Eriksen and Moody are also owed additional sums representing the cash portion of directors' compensation and other sums for advancing certain expenses to the Company.

Stockholder Lock-Up Agreement

         Stockholders owning approximately 61.2% of our Common Stock have entered into a lock-up agreement (the "Lock-Up Agreement") with us by which the stockholders agreed to place certain restrictions on their right to sell, pledge, or otherwise transfer shares of Common Stock owned by them for one year following the date that the Common Stock is initially quoted on the OTC Bulletin Board(R) or other national exchange (the "Effective Date"). Essentially, the stockholders who signed the agreement (the "Restricted Stockholders") agreed not to sell, pledge, or otherwise transfer shares of Common Stock owned by them, subject to the following: (i) after the expiration of one year from the Effective Date, 20% of the shares of Common Stock owned by the Restricted Stockholder will no longer be subject to the Lock-Up Agreement; (ii) after the expiration of 90 days following the completion of one year from the Effective Date, 40% of the shares of Common Stock owned by the Restricted Stockholder will no longer be subject to the Lock-Up Agreement; (iii) after the expiration of 180 days following the completion of one year from the Effective Date, 60% of the shares of Common Stock owned by the Restricted Stockholder will no longer be subject to the Lock-Up Agreement; (iv) after the expiration of 270 days following the completion of one year from the Effective Date, 80% of the shares of Common Stock owned by the Restricted Stockholder will no longer be subject to the Lock-Up Agreement; and (v) after expiration of two years from the Effective Date, 100% of the shares of Common Stock owned by the Restricted Stockholder will no longer be subject to the Lock-Up Agreement. The restrictions do not apply to (i) a bona fide gift made by the Restricted Stockholder, provided that the donee of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock agree in writing to be bound by the terms of the Lock-Up Agreement prior to the gift; (ii) a distribution to partners or stockholders of the Restricted Stockholder (and to any direct or indirect partner or stockholder thereof), provided that the ultimate distributees of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock agree in writing to be bound by the terms of the Lock-Up Agreement prior to the distribution; and (iii) transfers, without consideration, of shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock to family members or to one or more trusts established for the benefit of one or more family members, provided that the transferee agrees in writing to be bound by the terms of the Lock-Up Agreement prior to the transfer.

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

     31.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).**

     31.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).**

     32.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

     32.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

--------------
     (*) Denotes a management contract or compensatory plan or arrangement.
     (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
     (**) Filed herewith.

         (b)      Reports on Form 8-K.

         A report on Form 8-K was filed on November 24, 2003 reporting the acquisition by the Company of certain of the assets and the assumption of certain of the liabilities of AmeriTech Environmental, Inc.

Item 14. Principal Accountant Fees and Services.

         Audit Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2003 and 2002 for professional services rendered for the audit of the Company's annual financial statements, the review of the financial statements included in the Company's Forms 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements totaled $72,000 and $108,094, respectively.

         Audit-Related Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2003 and 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not disclosed in the paragraph captioned "Audit Fees" above were $0 and $0, respectively.

         Tax Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2003 and 2002 for professional services rendered for tax compliance, tax advice and tax planning, for the years ended December 31, 2003 and 2002, were $18,000 and $19,220, respectively. Tax fees of $18,000 were for the preparation of the Company's federal income tax returns and fees of $1,220 in 2002 were for tax research concerning the taxability of stock compensation.

         All Other Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2003 and 2002 for products and services, other than the services described in the paragraphs captioned "Audit Fees", "Audit-Related Fees", and "Tax Fees" above were $0 and $0, respectively.

         The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing services provided by Marcum & Kliegman, L.L.P. in 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEDSOLUTIONS, INC.


Dated:  April 14, 2004          By:  /S/ Matthew H. Fleeger
                                    --------------------------------------------
                                         Matthew H. Fleeger
                                         President and Chief Executive Officer

                                By: /s/ Sam Hicks
                                    --------------------------------------------
                                        Senior Vice President, Chief Financial
                                        Officer and Principal Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                      Date
        ---------                           -----                      ----

/s/ Matthew H. Fleeger           President, Chief Executive       April 14, 2004
-------------------------        Officer and Director
     Matthew H. Fleeger


/s/ Mark M. Altenau              Director                         April 14, 2004
-------------------------
Mark M. Altenau, M.D.

/s/ Vivian Eriksen               Director                         April 14, 2004
-------------------------
Vivian Eriksen

/s/ Winship B. Moody, Sr.        Chairman of the Board of         April 14, 2004
-------------------------        Directors
Winship B. Moody, Sr.

                               MEDSOLUTIONS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                       ---------
PART II - FINANCIAL INFORMATION:


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-1


   CONSOLIDATED BALANCE SHEETS                                               F-2
     At December 31, 2003 and 2002


   CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-3
     For the Years Ended December 31, 2003 and 2002


   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                 F-4 - F-6
     For the Years Ended December 31, 2003 and 2002


   CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-7 - F-8
     For the Years Ended December 31, 2003 and 2002


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-9 - F-29

To the Board of Directors
MedSolutions, Inc.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

We have audited the accompanying consolidated balance sheets of MedSolutions, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedSolutions, Inc. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Notes 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          MARCUM & KLIEGMAN, L.L.P.

New York, New York
March 10, 2004


                               MEDSOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                 December 31,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
Current Assets:
  Cash                                                                   $       --      $       --
  Accounts receivable - trade, net                                          1,333,765         872,906
  Prepaid expenses and other current assets                                   219,223         124,088
  Supplies                                                                     12,778          19,148
                                                                         ------------    ------------
      Total Current Assets                                                  1,565,766       1,016,142

Property and equipment - at cost, net of accumulated
  depreciation                                                              1,478,176       1,259,650
Intangible assets - Customer list, net of accumulated
  amortization                                                                950,000            --
Intangible assets - Goodwill                                                  961,832            --
Intangible assets - permits                                                    59,764          60,447
Other                                                                           3,014           7,245
                                                                         ------------    ------------
      Total Assets                                                       $  5,018,552    $  2,343,484
                                                                         ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current Liabilities:
  Cash overdraft                                                         $    109,991    $     87,588
  Note payable to bank                                                         37,276            --
  Convertible debentures                                                       40,135          40,135
  Current maturities of long-term obligations                                  89,475          38,949
  Accounts payable                                                          1,325,953         847,432
  Accrued liabilities                                                       1,447,951       1,493,942
  Note payable - AmeriTech Environmental, Inc.                                750,000            --
  Current maturities - notes payable stockholders                             338,677         104,632
  Current maturities - litigation settlements                                 186,253         109,535
  Advances from stockholders                                                  358,395          48,100
                                                                         ------------    ------------
      Total Current Liabilities                                             4,684,106       2,770,313

Long-term obligations, less current maturities                                419,050         294,096
Notes payable - stockholder, less current maturities                          525,919         479,670
Litigation settlements, less current maturities                               212,989         180,465
                                                                         ------------    ------------
      Total Liabilities                                                     5,842,064       3,724,544
                                                                         ------------    ------------
Commitments, Contingencies and Other Matters
  (Notes 1, 2, 9, 13, 14 and 16)

Stockholders' Deficiency:
  Common stock (par value $.001) - 100,000,000
    shares authorized at December 31, 2003 and 2002; 18,084,703 shares issued and 18,072,503 shares outstanding at December 31,
    2003 and 16,359,354 shares issued and 16,347,154 shares
    outstanding at December 31, 2002                                           18,084          16,359
  Preferred stock (par value $.001) - 100,000,000
    shares authorized at December 31, 2003 and 2002,
    respectively, none outstanding                                               --              --
Additional paid-in capital                                                 21,476,848      19,963,268
Accumulated deficit                                                       (22,300,444)    (21,342,687)
Treasury stock, at cost - 12,200 shares at December 31, 2003
  and 2002                                                                    (18,000)        (18,000)
                                                                         ------------    ------------
        Total Stockholders' Deficiency                                       (823,512)     (1,381,060)
                                                                         ------------    ------------
        Total Liabilities and Stockholders' Deficiency                   $  5,018,552    $  2,343,484
                                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Revenues:
  Sales - Net                                      $  6,318,861    $  5,410,710
                                                   ------------    ------------

Cost, Expenses and Other Income:
  Cost of sales                                       4,405,464       3,589,904
  General and administrative expenses                 2,568,691       1,846,787
  Depreciation and amortization                         320,778         149,530
                                                   ------------    ------------
                                                      7,294,933       5,586,221
                                                   ------------    ------------
Loss from operations                                   (976,072)       (175,511)

Other (income) expense:
  Debt conversion expense                                  --            78,300
  Interest expense                                      180,279         133,856
  Other income                                          (51,324)       (101,941)
  Litigation settlement                                (147,270)           --
                                                   ------------    ------------
                                                        (18,315)        110,215
                                                   ------------    ------------

Net Loss                                           $   (957,757)   $   (285,726)
                                                   ============    ============

Basic and diluted net loss per common share        $       (.06)   $       (.02)
                                                   ============    ============
Weighted average common shares used in basic and
  diluted loss per share                             16,633,717      15,758,003
                                                   ============    ============





The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                      MSI Preferred Stock
                                              MSI Common Stock             Series I
                                          -----------------------   -----------------------
                                            Shares       Amount       Shares       Amount
                                          ----------   ----------   ----------   ----------
Year Ended December 31, 2003:
-----------------------------

Balance - December 31, 2002               16,359,354   $   16,359         --     $     --
MSI common stock sold for cash               898,267          898         --           --
MSI common stock issued in part
  payment to acquire AmeriTech
  Environmental, Inc.                        705,082          705         --           --
MSI common stock exchanged for accounts
  payable and stock based compensation       122,000          122         --           --
Net loss                                        --           --           --           --
                                          ----------   ----------   ----------   ----------
Balance - December 31, 2003               18,084,703   $   18,084         --     $     --
                                          ==========   ==========   ==========   ==========



Year Ended December 31, 2002:
-----------------------------

Balance - December 31, 2001               15,001,973   $   15,002         --     $     --
MSI common stock sold for cash               988,591          988         --           --
MSI common stock exchanged to cancel
  stockholder advances and accrued
  salaries                                   313,200          313         --           --
Debt conversion expense                         --           --           --           --
MSI common stock exchanged for accounts
  payable and stock based compensation        55,590           56         --           --
Net loss                                        --           --           --           --
                                          ----------   ----------   ----------   ----------
Balance - December 31, 2002               16,359,354   $   16,359         --     $     --
                                          ==========   ==========   ==========   ==========















The accompanying notes are an integral part of these consolidated financial statements.




                               MEDSOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                            MSI Preferred Stock       EMSI Preferred Stock
                                                 Series II                 Series I
                                          -----------------------   -----------------------
                                            Shares       Amount       Shares       Amount
                                          ----------   ----------   ----------   ----------
Year Ended December 31, 2003:
-----------------------------

Balance - December 31, 2002                     --     $     --           --     $     --
MSI common stock sold for cash                  --           --           --           --
MSI common stock issued in part
  payment to acquire AmeriTech
  Environmental, Inc.                           --           --           --           --
MSI common stock exchanged for accounts
  payable and stock based compensation          --           --           --           --
Net loss                                        --           --           --           --
                                          ----------   ----------   ----------   ----------
Balance - December 31, 2003                     --     $     --           --     $     --
                                          ==========   ==========   ==========   ==========

Year Ended December 31, 2002:
-----------------------------
Balance - December 31, 2001                     --     $     --           --     $     --
MSI common stock sold for cash                  --           --           --           --
MSI common stock exchanged to cancel
  stockholder advances and accrued
  salaries                                      --           --           --           --
Debt conversion expense                         --           --           --           --
MSI common stock exchanged for accounts
  payable and stock based compensation          --           --           --           --
Net loss
                                          ----------   ----------   ----------   ----------
Balance - December 31, 2002                     --     $     --           --     $     --
                                          ==========   ==========   ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                           Additional
                                            Paid-in      Accumulated      Treasury
                                            Capital        Deficit          Stock           Total
                                          ------------   ------------    ------------    ------------
Year Ended December 31, 2003:
-----------------------------

Balance - December 31, 2002               $ 19,963,268   $(21,342,687)   $    (18,000)   $ (1,381,060)
MSI common stock sold for cash                 863,602           --              --           864,500
MSI common stock issued in part
  payment to acquire AmeriTech
  Environmental, Inc.                          528,100           --              --           528,805
MSI common stock exchanged for accounts
  payable and stock based compensation         121,878           --              --           122,000
Net loss                                          --         (957,757)           --          (957,757)
                                          ------------   ------------    ------------    ------------
Balance - December 31, 2003               $ 21,476,848   $(22,300,444)   $    (18,000)   $   (823,512)
                                          ============   ============    ============    ============

Year Ended December 31, 2002:
-----------------------------

Balance - December 31, 2001               $ 18,454,014   $(21,056,961)   $    (18,000)   $ (2,605,945)
MSI common stock sold for cash               1,154,775           --              --         1,155,763
MSI common stock exchanged to cancel
  stockholder advances and accrued
  salaries                                     234,587           --              --           234,900
Debt conversion expense                         78,300           --              --            78,300
MSI common stock exchanged for accounts
  payable and stock based compensation          41,592           --              --            41,648
Net loss                                          --         (285,726)           --          (285,726)
                                          ------------   ------------    ------------    ------------
Balance - December 31, 2002               $ 19,963,268   $(21,342,687)   $    (18,000)   $ (1,381,060)
                                          ============   ============    ============    ============





The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                              For the Years Ended
                                                                  December 31,
                                                          --------------------------
                                                              2003           2002
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                $  (957,757)   $  (285,726)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                           320,778        149,530
      Bad debt expense                                         78,768         19,182
      Debt conversion expense                                    --           78,300
      Stock/options issued for services and interest          122,000          8,148
      Litigation settlement                                  (147,270)          --
    Changes in assets (increase) decrease:
      Accounts receivable                                    (539,627)       (60,143)
      Supplies                                                 12,975         14,999
      Prepaid expenses and other current assets               (94,534)       (26,658)
    Changes in liabilities increase (decrease):
      Accounts payable and accrued liabilities                674,430       (629,498)
      Bank overdraft                                           22,403        (57,912)
      Advances from stockholder                               310,295        131,654
                                                          -----------    -----------
        NET CASH USED IN OPERATING ACTIVITIES                (197,539)      (658,124)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (150,974)      (710,752)
  Permits                                                         683        (37,294)
  Acquisition of AmeriTech Environmental, Inc.               (752,094)          --
                                                          -----------    -----------
        NET CASH USED IN INVESTING ACTIVITIES                (902,385)      (748,046)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                          864,501      1,155,763
  Proceeds from notes payable - stockholder                   490,625        615,000
  Payments on other long-term obligations                    (255,202)      (364,593)
                                                          -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES           1,099,924      1,406,170
                                                          -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             --             --

CASH AND CASH EQUIVALENTS - BEGINNING                            --             --
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS - END                           $      --      $      --
                                                          ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                              For the Years Ended
                                                                  December 31,
                                                           -------------------------
                                                               2003          2002
                                                           -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                            $   134,570   $   110,589
                                                           ===========   ===========
  Income taxes paid                                        $      --     $      --
                                                           ===========   ===========

SUPPLEMENTAL DISCLOSURE:

  Issuance of notes payable for property and
    equipment                                              $   323,719   $      --
                                                           ===========   ===========
  Stock issued in connection with loans and accounts
    payable                                                $    20,000   $   346,700
                                                           ===========   ===========
  Stock and options issued for compensation                $   102,000   $     8,148
                                                           ===========   ===========
  Issuance of MSI common stock for AmeriTech acquisition   $   528,805   $      --
                                                           ===========   ===========
  Issuance of MSI note payable for AmeriTech acquisition   $   750,000   $      --
                                                           ===========   ===========












The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



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

In January 1998, the Company exchanged shares of its common stock to acquire 667,375 shares of EMSI's common stock from other stockholders, giving MSI a controlling interest of approximately 51.3% in EMSI. In December 1998, the Company offered to exchange one share of MSI common stock for one share of EMSI common stock with the remaining stockholders of EMSI. This offer resulted in the acquisition of 1,771,151 additional shares of EMSI common stock, thereby increasing the Company's ownership to approximately 96.1%. During subsequent periods, the Company has continued to obtain outstanding shares of EMSI's common stock such that its ownership of EMSI is presently approximately 99.3%.

During   2002  the  Company   formed   three  new   wholly-owned   subsidiaries:
ShredSolutions, Inc., SharpSolutions, Inc. and EnviroClean Transport Services, Inc. These subsidiaries did not have any significant operations at December 31, 2003.

During 2003, the Company acquired the business and certain assets of AmeriTech Environmental, Inc., a Texas corporation in the regulated medical waste industry.

NOTE 2  GOING CONCERN

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $957,757 and $285,726 for the years ended
December 31, 2003 and 2002, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2003 and 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, cash flow deficits have been funded by stockholders of the Company. However, the stockholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the

                               MEDSOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  2  GOING CONCERN (Continued)

Company has received, from private placements of the Company's common stock, approximately $957,757 and $1,155,000 during the years ended December 31, 2003 and 2002, respectively. Three of the Company's largest stockholders loaned the Company $490,625 in 2003. Also, the Company's President and other stockholders have advanced funds for working capital from time to time totaling $510,895 at December 31, 2003. There is no assurance that such private placement funding and loans and advances will continue to satisfy the Company's cash needs, or that any other financing will occur. The Company expects to continue to explore various cost cutting initiatives, expand its business in new market areas and explore other sources for raising capital with debt or equity instruments.

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

Allowance for Doubtful Accounts
-------------------------------

The Company's trade accounts receivable is stated net of an allowance for doubtful accounts of $58,372 and $21,744 at December 31, 2003 and 2002, respectively. The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

Intangible Assets
-----------------
Permits
-------

Beginning in 2002 with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," such assets are no longer amortized but instead are tested for impairment in value at least annually. Permit costs relate to the Garland facility medical waste disposal permit from the Texas Commission on Environmental Quality ("TCEQ"). Permits are subjected to an annual impairment test.

Customer List
-------------

In November 2003 the Company acquired certain of the assets, including customer list, of AmeriTech Environmental, Inc., in an acquisition accounted for as a purchase. The Company with the help of a licensed appraiser completed a valuation of the acquired assets and assigned $1,000,000 to the value of the customer list acquired and established a useful life of five years over which to amortize the assigned cost of the customer list. Amortization expense for each year will approximate $200,000. In addition, the customer list will be subjected to an annual impairment test.

Goodwill
--------

In November 2003 the Company acquired certain of the assets, including customer list, of AmeriTech Environmental, Inc., in an acquisition accounted for as a purchase. The Company assigned the unallocated cost in excess of identifiable assets acquired, including the $1,000,000 assigned to the value of the customer list, to goodwill. Goodwill is subjected to an annual impairment test.

As of December 31, 2003, the Company determined in accordance with the provisions of SFAS No. 142 there was no impairment of its intangible assets.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At December 31, 2003, no impairment exists.

Revenue Recognition and Processing Costs
----------------------------------------

Revenues and the associated processing costs from waste management services are recognized at the time medical waste is received and prepared for processing.

Fair Value of Financial Instruments
-----------------------------------

The recorded carrying values of accounts receivable, accounts payable, and other long-term obligations are considered to approximate the fair values of such financial instruments because of the short maturities.

Provisions for Income Taxes
---------------------------

No provisions have been made for federal or state income taxes since the Company has incurred net operating losses since its inception.

Stock-Based Compensation
------------------------

During the year ended December 31, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended Statement No. 123, "Accounting for Stock-based Compensation." As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table presents pro- forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


 (in thousands)


Periods Ended December 31, 2003 and 2002
----------------------------------------
                                                  2003      2002
                                                  ----      ----

Net Loss                                       $  (957)      (286)

Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                                   (29)      --
                                               ------------------
Pro-forma loss under
Fair Value Method                              $  (986)      (286)
                                               ==================
Income loss per share
Basic and Diluted                              $  (.06)      (.02)

Per share stock-based employee
compensation cost, net of tax
effect, under fair value accounting            $  --         --
                                               ------------------
Pro-forma loss share basic
& diluted                                      $  (.06)      (.02)
                                               ==================

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the year ended December 31, 2003, the Company granted 40,000 stock options to employees and directors. The exercise price of the stock options was $1.00 and vest immediately. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of December 31, 2003 and 2002,was 40,000 and -0- respectively. In calculating the fair values of the stock options, the following assumptions were used:

                                                 YEAR                  YEAR
                                               2003 GRANTS         2002 GRANTS

Dividend yield                                     --                  --
Weighted average expected life:                 5 years                --
Weighted average risk-free interest rate          2.99%                --
Expected volatility                              98.18%                --

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Loss Per Share of Common Stock
------------------------------

Basic net loss per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Common stock equivalents, consisting of options, convertible accrued wages and convertible securities, discussed in Note 11, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Advertising Expenses
--------------------

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2003 and 2002 approximated $45,300 and $30,000, respectively.

Other income
------------

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

                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Impact of Recently Issued Accounting Standards
----------------------------------------------

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applied FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, the FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B must apply FIN No. 46 to the first interim or annual reporting period ended after December 15, 2004.

Management does not believe that the adoption of this pronouncement will have a material effect on the Company's consolidated financial statements.


NOTE  4  ACQUISITION OF AMERITECH ENVIRONMENTAL, INC.

On October 3, 2003, the Company signed a letter of intent to acquire certain of the assets, including customer contracts, assume certain of the liabilities and take over the regulated medical waste operations of AmeriTech Environmental, Inc., a Texas corporation ("AmeriTech"), in exchange for a combination of cash, a promissory note and shares of the Company's common stock, par value $.001 (the "Common Stock"). Pursuant to the definitive asset purchase agreement dated as of November 7, 2003, by and between the Company and AmeriTech, the transaction was completed by an assignment by AmeriTech to the Company of all of its regulated medical waste disposal customer contracts, which cover approximately 800 customers. The other assets acquired consisted primarily of equipment associated with AmeriTech's regulated medical waste disposal business and a parcel of real property located in Houston, Texas.

The purchase  price for the  acquired  assets was $650,000 in cash, a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, with all principal and accrued interest due on the first anniversary of the note, and 705,072 shares of Common Stock. The number of shares of Common Stock delivered at the closing may be increased or decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from AmeriTech for the ensuing six months following the closing of the transaction. The cash portion of the purchase price was funded from the proceeds of sales of Common Stock in private

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  4  ACQUISITION OF AMERITECH ENVIRONMENTAL, INC. (Continued)


placements and $400,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the amount of revenues AmeriTech has generated from its regulated medical waste disposal business during the first three quarters of 2003.

MedSolutions purchased the following assets and assumed the liabilities shown in the following table in exchange for the amount paid.

                       Description                            Amount

          Purchase price:
          Cash paid                                        $  650,000
          Promissory note                                     750,000
          Common stock, 705,072 shares                        528,805
          Acquisition related costs                           102,093
                                                           ----------

          Total acquisition cost                           $2,030,898
                                                           ==========

          Assets acquired:

          Net assets (supplies, property, plant
            and equipment, less related liabilities)           73,297
          Customer list, to be amortized over five years    1,000,000
          Goodwill                                            957,601
                                                           ----------

          Total assets acquired                            $2,030,898
                                                           ==========


Results of operations of AmeriTech have been included in the consolidated financial statements for the three months following the acquisition on October 3, 2003. As indicated above, the purchase price will be adjusted for increases or decreases in revenues realized by the Company from the customer contracts acquired from AmeriTech and for other expenses incurred in finalizing the acquisition.

The following table presents the unaudited pro forma combined results of operations of the Company and AmeriTech as if they had been combined from the beginning of 2003 (the operating results for 2002 are not available):

                                                         Pro forma
                                                         Combined
                                                        At December
                                                         31, 2003
                                                         --------

               Revenues:
                 Net Sales                               $ 8,780,712

                 Net loss                                $(1,942,820)


               Basic net loss per common share           $     (0.11)

               Weighted average common shares
                 outstanding - basic and diluted         $17,710,166

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  4  ACQUISITION OF AMERITECH ENVIRONMENTAL, INC. (Continued)

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of the beginning of the year 2003, nor are they necessarily indicative of future consolidated results.

The Company has not complied with the Form 8-K reporting requirements of the United States Securities and Exchange Commission (SEC). The Company has not yet completed its audit of AmeriTech. The Company is required to file two years of historical financial statements to comply with such SEC reporting requirements.


NOTE  5  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                At December 31,
                                            -----------------------
                                               2003         2002
                                            ----------   ----------

          Land                              $   58,680   $   20,000
          Building                             709,458      661,179
          Furniture and equipment            1,661,932    1,307,303
                                            ----------   ----------
                                             2,430,070    1,988,482
          Less:  Accumulated depreciation      951,894      728,832
                                            ----------   ----------
          Property and Equipment, Net       $1,478,176   $1,259,650
                                            ==========   ==========

Depreciation of property and equipment for the years ended December 31, 2003 and 2002 amounted to $270,778 and $149,530, respectively.


NOTE  6 INCOME TAXES

The Company was not required to record a provision for income taxes for the years ended December 31, 2003 and 2002, as a result of net operating losses incurred during those years.

As of December 31, 2003, the Company had available approximately $17,000,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1995 through 1997 expire during the years 2010 through 2012 and the December 31, 1998 through 2002 NOL carryforwards expire in the years 2018 through 2022, respectively. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code, as amended.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  6 INCOME TAXES (Continued)

At December 31, 2003, the Company has a deferred tax asset of approximately $7,140,000, principally representing the benefits of its net operating loss and certain other expenses not currently deductible for tax purposes. These temporary differences consist principally of compensation related to the granting of restricted stock and stock options, certain intangible assets, and property and equipment. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The valuation allowance increased by $380,000 during the year ended December 31, 2003.


NOTE 7 ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                 At December 31,
                                             -----------------------
                                                2003         2002
                                             ----------   ----------

          Salaries                           $  458,752   $  374,149
          Payroll and other taxes               203,212       88,217
          Royalty obligation                     61,112       80,000
          Interest                               94,069      152,249
          Processing expenses                   145,414      187,484
          Insurance                             191,647       47,543
          Litigation provision (Note 13)           --        260,000
          Other accrued liabilities             293,745      304,300
                                             ----------   ----------
                                             $1,447,951   $1,493,942
                                             ==========   ==========



NOTE  8 LONG-TERM OBLIGATIONS

Long-term obligations are comprised of the following:

                                                 At December 31,
                                             -----------------------
                                                2003         2002
                                             ----------   ----------

          Bank note - EMSI facility          $  244,597   $  265,209
          Installment notes - equipment         263,928       67,836
                                             ----------   ----------
          Total indebtedness to bank and
            financial institutions              508,525      333,045

          Less:  Current maturities              89,475       38,949
                                             ----------   ----------
               Total Long-Term Obligations   $  419,050   $  294,096
                                             ==========   ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  8  LONG-TERM OBLIGATIONS (Continued)


In July 1996, the Company borrowed $367,500 from a bank. The note is secured by a first lien on EMSI's facility in Garland, Texas, and bears interest at a variable rate based on the national prime rate, plus 2.5%, aggregating 4.5% at December 31, 2003. The note is payable in minimum monthly installments of principal and interest totalling $3,100 and matures in July 2011. The Company's president and chief executive officer has guaranteed this debt. The total amount outstanding at December 31, 2003 is $244,957.

The Company is obligated under various installment notes payable for the purchase of equipment with a cost of $323,000. The notes, which bear interest at rates ranging from 8.1% to 16.1%, are due at various dates through August 2008 and are payable in monthly installments of approximately $8,043 consisting of principal and interest. The equipment acquired collateralizes the notes.

Aggregate maturities of long-term indebtedness (including the notes payable - stockholders described in Note 9 below) and the Smart Jobs litigation and the Surety Bond litigation settlements described in Note 13 below subsequent to December 31, 2002 are as follows:

          Year Ended December 31,                 Amount
          ----------------------                ----------

                   2004                         $  461,905
                   2005                            491,731
                   2006                            334,392
                   2007                            162,873
                   2008 and thereafter             168,962
                                                ----------
                                                $1,619,863
                                                ==========

NOTE  9  NOTES PAYABLE - STOCKHOLDER

On August 28, 2002, the Company received loans totaling $615,000 from a stockholder of the Company. The notes payable to the stockholder bear interest at the rate of 10 percent per annum, are payable monthly, and commenced
September 28, 2002 for a period of 60 months. The total monthly payment amount is $13,067. The loans are secured by a second lien deed of trust on the Garland, Texas plant. At December 31, 2003, the total obligation was $479,670.

On November 7, 2003, the abovementioned stockholder and another stockholder of the Company each loaned $200,000 to the Company to assist with the funding of the AmeriTech Environmental, Inc. acquisition. These notes payable to the

                               MEDSOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE  9  NOTES PAYABLE - STOCKHOLDER (Continued)

stockholders bear interest at the rate of 10 percent per annum and are payable as follows: As to the first stockholder, the note is repayable in full by February 7, 2004. As to the second stockholder, the note, including other funds advanced to the Company, is payable monthly commencing December 7, 2003 for a period of 36 months. The total monthly payment amount is $7,684. In addition, the second stockholder may convert at his option any portion of the outstanding principal and unpaid accrued interest on this note into fully paid and non assessable shares of common stock of the Company. The conversion price is $1.00 per share and is subject to adjustment based on antidilution provisions specified in the agreement.Both loans are secured by a second lien deed of trust on the Garland, Texas plant. At December 31, 2003, the total obligation to the first stockholder was $117,500 and to the second stockholder was $232,426.


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

Due to cash constraints, the Company was not able to redeem this balance at the stated maturity date of March 31, 1999. In addition, the Company is delinquent in its payment of interest on the outstanding debentures. The Company is still allowing the holders to convert Series I Debentures into MSI common stock at a conversion rate of $1.50 per share. Accrued interest payable on the debentures as of December 31, 2003 and 2002 totaled $33,812 and $29,312, respectively. The principal balance at December 31, 2003 and 2002 was $30,000.

Series II Debentures
--------------------

In 1998 the Company issued 10% Convertible Redeemable Debentures ("Series II Debentures") primarily for working capital purposes. The terms of the Series II Debentures specify a maturity date of November l, 1999, and contain a provision for conversion of the debentures, at the holder's option, into the Company's common stock at a rate of $3 per share. The Company may also redeem the debentures at a price of 110% of the debenture face value prior to November l, 1999, and at a price of 100% of face value thereafter. Interest on the Series II Debentures is scheduled to be paid semi-annually on May 1 and November 1 of each year.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 10  CONVERTIBLE DEBENTURES (Continued)


Due to cash constraints, the Company was not able to redeem this balance at the stated maturity date of November 1, 1999. In addition, the Company is delinquent in its payment of interest on the outstanding debentures. However, the Company is still allowing the holders to convert Series I Debentures into MSI common stock at a conversion rate of $1.75 per share. Accrued interest payable on the debentures as of December 31, 2003 and 2002 totaled $4,969 and $3,956, respectively. The principal balance at December 31, 2003 and 2002 was $10,135.


NOTE 11  STOCKHOLDERS' DEFICIENCY


Common Stock
------------

During 2002 the Company offered to its current stockholders the opportunity to purchase the MedSolutions, Inc. Common Stock Unit Offering to finance the installation of certain autoclave treatment equipment at EMSI's Garland facility and general working capital purposes. The Unit Offering consisted of ten units of common stock at $60,000 per unit for the purchase of 40,000 shares of MSI common stock and a one-tenth interest in the Processed Waste Trust. EMSI is obligated to pay to the Trust a royalty of one-half cent per pound for all waste processed through autoclave number one for a period of two years from commencement of operation of the autoclave. The Company guaranteed a minimum processing volume of 800,000 pounds per month.

During 2002 the Company sold 988,591 shares of its common stock for $1,155,763. The Company also issued 55,590 shares valued at $41,648 for stock based compensation and in settlement of accounts payable.

During 2003 the Company sold 898,267 shares of its common stock for $864,500. The Company also issued 122,000 shares valued at $122,000 for stock based compensation and in settlement of accounts payable.


Stock Grants and Options
------------------------

At the annual meeting of stockholders of the Company on December 18, 2002, the stockholders approved the adoption of the MedSolutions, Inc. 2002 Stock Plan. The purpose of the plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business. Options granted under the plan may be Incentive Stock Options or Non statutory Stock Options, as determined by the Board of Directors at the time of grant. 850,000 shares of common stock have been reserved for issuance under the plan.

                               MEDSOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 11  STOCKHOLDERS' DEFICIENCY (Continued)

The Company's Board of Directors has previously approved grants of common stock and options to purchase common stock to key executives and employees, all of which were granted prior to January 1, 1999. The Company has also granted stock and options to a stockholder of the Company in connection with various loans made by the stockholder to the Company, all of which were granted prior to January 1, 1999. The option grants are for periods of two to five years. Certain options may not be exercised for a period of two years after the grant date. An option to purchase 25,000 shares of the Company's common stock held by a former officer of the Company expired on January 15, 2002. The option was not exercised before expiration. Options for 40,000 shares were granted to two directors and one officer during 2003. No options were granted to employees during the years ended December 31, 2002 or 2001 and no compensation expense was recognized during those years with respect to stock options.

The Board of Directors has approved an employee's stock bonus of $250,000 for the year ended December 31, 2001. These bonuses were reflected as compensation expense in the year ended December 31, 2001. No stock bonuses were granted during the year ended December 31, 2003 or 2002.

A summary of activity involving options on the Company's common stock follows:

                                           Number of Options      Exercise Price
                                           -----------------      --------------

Balance outstanding at December 31, 2001         25,000                $0.75

Granted                                            --                    --
Exercised                                          --                    --
Cancelled/Expired                               (25,000)               (0.75)
                                               --------                -----
Balance outstanding at December 31, 2002           --                    --

Granted                                          40,000                 1.00
Exercised                                          --                    --
Cancelled/Expired                                  --                    --
                                               --------                -----
Balance outstanding at December 31, 2003         40,000                $1.00
                                               ========                =====

On May 31, 2001, the Board of Directors authorized three officers and stockholders to convert accrued salaries and loans, at their option, into shares of common stock, at the rate of $0.75 per share. During 2003, there were no salaries converted into shares of common stock. At December 31, 2003, the officers and stockholders have remaining accrued salaries not converted totaling $333,431 that could be converted into 444,575 common shares.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 11  STOCKHOLDERS' DEFICIENCY (Continued)


Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


                                                                             At December 31,
                                                                         -----------------------
               Potentially Dilutive Securities:                             2003         2002
               --------------------------------                          ----------   ----------
       Convertible accrued salaries                                         444,575      463,052
       Options to purchase common stock                                      40,000         --
       Convertible debentures and unpaid interest                            51,172       47,593
       Note payable to stockholder and accrued interest                     232,426         --
       Advances from stockholders                                           368,763         --
       Shares to be issued on January 1, 2004 to employees under stock
       bonus                                                                259,500      259,500
                                                                         ----------   ----------
               Total                                                      1,396,436      770,145
                                                                         ==========   ==========


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

                               MEDSOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 12  WASTE MANAGEMENT FACILITY AGREEMENT  (Continued)

The Company has renegotiated with UTMB an amendment extending the UTMB contract until December 8, 2005. The amendment requires the Company to pay the following estimated monthly amounts during the contract years:

                           Fixed Facility
                            Maintenance           Capital          Variable
       Contract Years       and Use Fee         Renewal Fee        Usage Fee
       --------------      --------------       -----------      -------------
                                                                 (Based on waste
                                                                   incinerated)

            2001              $ 17,500            $ 10,833        $.005 per lb.
            2002              $ 18,500            $ 20,208        $.005 per lb.
            2003              $ 19,500            $ 27,159        $.005 per lb.
            2004              $ 12,500            $ 27,159        $.005 per lb.
            2005              $ 12,500            $ 27,159        $.005 per lb.

The Company is required to pay $2,700 towards utility costs. The contract is cancelable by either party with a one year written notice and payment of the remaining capital renewal fee.


NOTE 13  COMMITMENTS AND CONTINGENCIES


Risks and Concentrations
------------------------

MSI and EMSI operate exclusively in one industry. EMSI provides waste management services to medical waste generators in North and South Texas. Until August 29, 2002, EMSI's operations were highly dependent upon utilization of UTMB's waste incineration facility. EMSI uses this facility to service UTMB in addition to several other customers in the South Texas area. Prior to August 29, 2002, substantially all of the waste processed by the Company was done at the Galveston facility, except when the facility was not operational, in which case the Company outsourced its medical waste processing through alternate facilities. On August 29, 2002, EMSI commenced using its own autoclave system that was installed in its Garland, Texas facility. Accordingly, in the event that UTMB cancelled the waste management facility agreement with EMSI, EMSI would be able to use its Garland facility as a suitable alternate facility to avoid any significant detrimental impact on the operations of EMSI (see Note
12).

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 13  COMMITMENTS AND CONTINGENCIES  (Continued)

At December 31, 2003 and 2002, UTMB accounted for approximately 19% and 30%, respectively, of the accounts receivable balance. For the years ended December 31, 2003 and 2002, UTMB accounted for approximately 19% and 22%, respectively, of net revenues in each year.

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

Lease Obligations
-----------------

The Company has leases covering its office in Dallas, Texas and other facilities for terms which expire through December 2008. Minimum annual rentals under the leases are as follows:

                        Years Ended
                        December 31,                Amount
                        ------------              ----------

                           2004                   $  240,738
                           2005                      173,750
                           2006                       60,000
                           2007                       60,000
                           2008                       60,000
                                                  ----------
                                                  $  594,488
                                                  ==========


During the year ended December 31, 2002, the Company, through its subsidiary, EnviroClean Transport Services, Inc., entered into operating lease agreements for the use of eight vehicles. The monthly lease payments range from $993 to $1,101 and the lease periods range from 39 months for one used truck to 72 to 84 months for the remaining vehicles. In addition the Company pays a per-mile maintenance fee of $0.06 to $0.065 for the use of the vehicles.

During the year ended December 31, 2003, the Company entered into operating lease agreements for the use of eight new vehicles to expand its fleet to accommodate the new business acquired from AmeriTech Environmental, Inc. The monthly lease payments range from $1,106 to $1,527 and the lease periods range from 60 to 72 months for the vehicles. In addition the Company pays a per-mile maintenance fee of $0.065 to $0.070 for the use of the vehicles.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 13  COMMITMENTS AND CONTINGENCIES  (Continued)

The following table shows the future minimum operating lease payments that are due under the contracts.


                        Years Ended
                        December 31,                     Amount
                        ------------                   ----------

                           2004                        $  226,483
                           2005                           226,483
                           2006                           213,378
                           2007                           213,378
                           2008                           180,837
                           Thereafter                     110,681
                                                       ----------
                                                       $1,171,240
                                                       ==========


Rent expense for all operating leases during the years ended December 31, 2003 and 2002 was $477,149 and $496,404, respectively.


Payroll Tax Delinquency
-----------------------

At  December  31,  2003  unpaid  fourth   quarter   payroll  taxes  amounted  to
approximately $115,000.

Environmental Matters
---------------------

The Company operates within the medical waste management industry, which is subject to various federal, state and local laws and regulations. Management is not aware of any significant contingent liabilities relative to these activities.

Litigation
----------

On November 25, 1998, the Company was a named defendant, along with several of its officers, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounted to $403,369, including interest accrued since November 1999. The Company provided a

                               MEDSOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 13  COMMITMENTS AND CONTINGENCIES  (Continued)

$360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001, the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001, the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001, seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. The Company's consolidated balance sheet, as of December 31, 2001, reflected an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against the Company. On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The company paid $50,000 and $50,000 was paid from the trust mentioned below. The accompanying consolidated balance sheet as of December 31, 2003, includes the remaining liability to the bonding company of $212,093, of which $106,046 is classified as a portion of the current maturities - litigation settlements and $106,046 classified as non-current litigation settlements.

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

The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. An accrual of $290,000 was reflected in the December 31, 2001 and 2002 consolidated balance sheets. The Company also accrued

                               MEDSOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 13  COMMITMENTS AND CONTINGENCIES  (Continued)

prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 in 36 equal installments of $6,684 commencing on or about April 30, 2004. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2002. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

At December 31, 2003, the total liabilities recorded for litigation amounts to $399,242.

The Company is also subject to various other matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 14 RELATED PARTY TRANSACTIONS

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                               Years Ended December 31,
                                              --------------------------
                                                 2003            2002
                                              ----------      ----------

       Interest expense                       $   95,650      $   37,573
                                              ==========      ==========


NOTE 15 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited consolidated quarterly results of operations as reported for 2003 and 2002 (in thousands, except for per share amounts):

                                         First    Second      Third     Fourth
                                        Quarter   Quarter    Quarter    Quarter
                                          2003      2003       2003       2003
                                        -------   -------    -------    -------
Revenues .........................      $ 1,577   $ 1,412    $ 1,316    $ 2,014
Gross profit .....................          692       513        249        458
Income (loss) from operations ....           63      (122)      (569)      (348)
Net income (loss) ................          206      (150)      (617)      (396)
*Basic and diluted earnings (loss)
     per common share.............         0.01     (0.01)     (0.04)     (0.02)

                                         First    Second      Third     Fourth
                                        Quarter   Quarter    Quarter    Quarter
                                          2002      2002       2002       2002
                                        -------   -------    -------    -------
Revenues .........................      $ 1,209   $ 1,313    $ 1,386    $ 1,503
Gross profit .....................          298       360        469        694
Income (loss) from operations ....         (161)     (128)       (29)       143
Net income (loss) ................         (213)     (132)       (20)        79
*Basic and diluted earnings (loss)
     per common share............. .      (0.01)    (0.01)      (0.00)     0.00
---------
* Earnings per share are calculated on a quarterly basis, and, as such, the amounts may not total the calculated full-year earnings per share.

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

31.1              Certification of Chief Executive Officer of MedSolutions, Inc.
                  Pursuant to Rule 13a-14(a)/15d-14(a).**

31.2              Certification of Chief Financial Officer of MedSolutions, Inc.
                  Pursuant to Rule 13a-14(a)/15d-14(a).**

32.1              Certification of Chief Executive Officer of MedSolutions, Inc.
                  Pursuant to 18 U.S.C. Section 1350.**

32.2              Certification of Chief Financial Officer of MedSolutions, Inc.
                  Pursuant to 18 U.S.C. Section 1350.**
----------
(*)  Denotes a management contract or compensatory plan or arrangement.
(+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
(**) Filed herewith.