Form 10QSB
period 2004-03-31
MEDSOLUTIONS INC
filed 2004-06-21
CIK 1144870

As filed with the Securities and Exchange Commission on June 21, 2004


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2004
                         Commission file number: 0-32995

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

The number of shares  outstanding of the issuer's common stock on June 15, 2004:
18,338,070.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

--------------------------------------------------------------------------------

                               MEDSOLUTIONS, INC.
                                TABLE OF CONTENTS

Part I.     Financial Information                                           Page
                                                                            ----

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 2004
            (Unaudited) and December 31, 2003                                  3

            Condensed Consolidated Statements of Operations for the
            Three Month Periods Ended March 31, 2004 and 2003 (Unaudited)      4

            Condensed Consolidated Statements of Stockholders' Deficiency
            for the Three Month Periods Ended March 31, 2004 and 2003
            (Unaudited)                                                        5

            Condensed Consolidated Statements of Cash Flows for the Three
            Month Periods Ended March 31, 2004 and 2003 (Unaudited)            6

            Notes to Condensed Consolidated Financial Statements (Unaudited)   7

    Item 2. Management's Discussion and Analysis or Plan of Operation         14

    Item 3. Controls and Procedures                                           20

Part II.

    Item 1. Legal Proceedings                                                 21

    Item 2. Changes in Securities and Company Purchases of Equity Securities  21

    Item 3. Defaults Upon Senior Securities                                   21

    Item 4. Submission of Matters to a Vote of Security Holders               21

    Item 5. Other Information                                                 21

    Item 6. Exhibits and Reports on Form 8-K                                  21

    Signatures                                                                24

  Exhibit Index                                                               25
  -------------





                            SPECIAL INTRODUCTORY NOTE


Review of 2004 Comparative Information

         The accompanying unaudited condensed consolidated financial statements for 2004 have not prior to this filing been reviewed by an independent public accountant as required by the Securities and Exchange Commission.


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                               December 31,      March 31,
                                                                   2003            2004
                                                               ------------    ------------
                                                                                (unaudited)
Current Assets:
  Cash                                                         $       --      $    152,330
  Accounts receivable - trade, net                                1,333,765       1,477,110
  Prepaid expenses and other current assets                         219,223         109,122
  Supplies                                                           12,778          21,840
                                                               ------------    ------------
      Total Current Assets                                        1,565,766       1,760,402

Property and equipment - at cost, net of accumulated
  Depreciation of $951,894 and $1,059,874                         1,478,176       1,459,190
Intangible assets - Customer list, net of accumulated
  Amortization of $50,000 and $101,500                              950,000         928,500
Intangible assets - Goodwill                                        961,832         967,932
Intangible assets - permits                                          59,764          59,644
Other                                                                 3,014          13,889
                                                               ------------    ------------
      Total Assets                                             $  5,018,552    $  5,189,557
                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                               $    109,991    $       --
  Note payable to bank                                               37,276          32,763
  Convertible debentures                                             40,135          40,135
  Current maturities of long-term obligations                        89,475          98,389
  Accounts payable                                                1,325,953       1,699,907
  Accrued liabilities                                             1,447,951       1,346,801
  Note payable - AmeriTech Environmental, Inc.                      750,000         750,000
  Current maturities - notes payable stockholders                   338,677         336,548
  Current maturities - litigation settlements                       186,253         186,254
  Advances from stockholders                                        358,395         355,064
                                                               ------------    ------------
      Total Current Liabilities                                   4,684,106       4,845,861

Long-term obligations, less current maturities                      419,050         376,810
Notes payable - stockholders, less current maturities               525,919         830,727
Litigation settlements, less current maturities                     212,989         192,936
                                                               ------------    ------------
      Total Liabilities                                           5,842,064       6,246,334
                                                               ------------    ------------
Commitments, Contingencies and Other Matters

Stockholders' Deficiency:
  Common stock (par value $.001) - 100,000,000 shares
    authorized; 18,084,703 and 18,329,570 shares issued
    at December 31, 2003 and March 31, 2004                          18,084          18,330
  Preferred stock (par value $.001) - 100,000,000
    shares authorized; none outstanding                                --              --
Additional paid-in capital                                       21,476,848      21,484,502
Accumulated deficit                                             (22,300,444)    (22,541,609)
Treasury stock, at cost - 12,200 shares of common stock             (18,000)        (18,000)
                                                               ------------    ------------
        Total Stockholders' Deficiency                             (823,512)     (1,056,777)
                                                               ------------    ------------
        Total Liabilities and Stockholders' Deficiency         $  5,018,552    $  5,189,557
                                                               ============    ============



            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2003            2004
                                                   ------------    ------------
                                                            (Unaudited)
--------------------------------------------------------------------------------

Revenues:
  Sales                                            $  1,577,187    $  1,908,740
                                                   ------------    ------------

Operating expenses:
 Cost of sales                                          884,513       1,468,820
 General and administrative
    expenses                                            574,584         469,297
 Depreciation and amortization                           54,662         142,266
                                                   ------------    ------------
Total operating expenses                              1,513,759       2,080,383
                                                   ------------    ------------
Income (loss) from operations                            63,428        (171,643)

Other (income) expenses:
 Interest expense                                        29,941          69,522
 Litigation settlement                                 (147,270)           --
 Other income                                           (25,462)           --
                                                   ------------    ------------
                                                       (142,791)         69,522
                                                   ------------    ------------
Net income (loss)                                  $    206,219    $   (241,165)
                                                   ============    ============

Basic net income (loss) per common share           $        .01    $      (0.01)
                                                   ============    ============
Diluted net income (loss) per common share         $        .01    $      (0.01)
                                                   ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                          16,348,912      18,217,447
                                                   ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                           17,118,111      18,217,447
                                                   ============    ============




         See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)



                                                                        MSI Common Stock
                                                                   ----------------------------
                                                                      Shares          Amount
                                                                   ------------    ------------
Three Months Ended March 31, 2004: (Unaudited)
---------------------------------
Balance - December 31, 2003                                          18,084,703    $     18,084
MSI common stock sold for cash                                          100,000             100
MSI common stock issued for 2001 bonus                                  115,000             115
MSI common stock bonuses cancelled by the Company                          --              --
MSI common stock issued in partial payment for assets
   of Bray                                                               29,867              31

Net income                                                                 --              --
                                                                   ------------    ------------
Balance - March 31, 2004                                             18,329,570    $     18,330
                                                                   ============    ============



                          ****************************


                                                    Additional
                                                     Paid-in       Accumulated       Treasury
                                                     Capital         Deficit           Stock          Total
                                                   ------------    ------------    ------------    ------------


Three Months Ended March 31, 2004: (Unaudited)
---------------------------------

Balance - December 31, 2003
MSI common stock sold for cash                     $ 21,476,848    $(22,300,444)   $    (18,000)   $   (823,512)
MSI common stock issued for 2001 bonus                  129,900            --              --           130,000
MSI common stock bonuses cancelled by                      (115)           --              --              --
 the Company                                           (144,500)           --              --          (144,500)
MSI common stock issued in partial payment for
assets of Bray                                           22,369            --              --            22,400
Net loss                                                   --          (241,165)           --          (241,165)
                                                   ------------    ------------    ------------    ------------
Balance - March 31, 2004                           $ 21,484,502    $(22,541,609)   $    (18,000)   $ (1,056,777)
                                                   ============    ============    ============    ============








            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2003           2004
                                                     -----------    -----------
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $   206,219    $  (241,165)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       54,662        142,266
      Provision for bad debts                             12,000         12,000
      Litigation settlement (credit)                    (147,270)          --
      Cancellation of accrued bonuses (credit)              --         (144,500)
    Changes in assets (increase) decrease: -
      Accounts receivable                                (68,639)      (155,345)
      Supplies                                            (3,009)        (9,062)
      Prepaid expenses and other current assets           59,190         99,226
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities            49,024        290,019
      Bank overdraft                                     (54,216)      (109,991)
      Advances from stockholders                         (10,500)        (3,331)
                                                     -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                        97,461       (119,883)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (64,337)       (88,994)
  Increase in other non-current assets                    (1,403)       (13,580)
                                                     -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES              (65,740)      (102,574)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                      20,500        130,000
  Proceeds from note payable - stockholder                  --          500,000
  Payments on long-term obligations                      (37,900)      (255,213)
                                                     -----------    -----------
      NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                       (17,400)       374,787
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 14,321        152,330

CASH AND CASH EQUIVALENTS - BEGINNING                       --             --
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END                      $    14,321    $   152,330
                                                     ===========    ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                      $    16,810    $    59,485
                                                     ===========    ===========
  Income taxes paid                                  $      --      $      --
                                                     ===========    ===========









            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. (MSI) was incorporated in Texas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc. (EMSI), principally collects, transports and disposes of regulated medical waste in north and south Texas. During 2002, the Company formed three new wholly-owned subsidiaries: ShredSolutions, Inc., SharpSolutions, Inc. and EnviroClean
Transport Services, Inc. These subsidiaries did not have any significant operations during 2003 or 2004. During 2003, the Company acquired the business and certain assets of AmeriTech Environmental, Inc., a Texas corporation in the regulated medical waste industry.


NOTE  2.  Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements for 2004 have not prior to this filing been reviewed by an independent public accountant as required by the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 14, 2004, for the year ended December 31, 2003.

The accompanying consolidated financial statements include the accounts of the Company, its 99% owned subsidiary, EMSI, and its newly formed subsidiaries. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Goodwill and Intangible Assets
------------------------------

In November 2003, the Company acquired certain of the assets, including a customer list, of AmeriTech Environmental, Inc., in an acquisition accounted for as a purchase. The Company, based on an independent appraiser, assigned $1,000,000 to the value of the customer list acquired and established a useful life of five years over which to amortize the assigned cost. Amortization expense for each year will approximate $200,000. The Company recorded approximately $50,000 in amortization expense for the three months ended March 31, 2004.

As part of the acquisition, the Company also recorded goodwill of approximately $1,000,000. Both the customer list and the goodwill are subject to an annual impairment test.

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

Stock-Based Compensation

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

(in thousands)

Periods Ended March 31, 2003 and 2004
-------------------------------------
                                                 2003        2004
                                              ---------   ---------

Net Income (Loss)                             $     206   $    (241)

Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                                   --           (98)
                                              ---------------------
Pro-forma loss under
Fair Value Method                             $     206   $    (339)
                                              =====================
Income (loss) per share
Basic and Diluted                             $    0.01   $   (0.01)

Per share stock-based employee
compensation cost, net of tax
effect, under fair value accounting                --         (0.01)
                                              ---------------------
Pro-forma loss share basic
& diluted                                     $    0.01   $   (0.02)
                                              =====================

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the three months ended March 31, 2004, the Company granted 131,118 stock options to employees. The exercise price of the stock options was $1.00 and vest immediately. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of December 31, 2003 and March 31, 2004, was 40,000 and 171,118, respectively. In calculating the fair values of the stock options, the following assumptions were used:

                                                 YEAR                  YEAR
                                               2003 GRANTS         2004 GRANTS

Dividend yield                                       --                --
Weighted average expected life:                  5 years            5 years
Weighted average risk-free interest rate           2.99%              2.99%
Expected volatility                               98.18%             98.18%

NOTE  3.  Going Concern

The Company historically has incurred consolidated net losses. The Company has significant deficits in both working capital and stockholders' equity and therefore, these factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, stockholders of the Company have funded cash flow deficits; however, the stockholders are under no specific funding obligation.

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

NOTE 4.  Relevant Accounting Standards

The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

Management does not believe that the adoption of this pronouncement will have a material effect on the Company's condensed consolidated financial statements.

NOTE  5   Acquisition of AmeriTech Environmental, Inc.

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

The purchase  price for the  acquired  assets was $650,000 in cash, a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, with all principal and accrued interest due on the first anniversary of the note, and 705,072 shares of Common Stock. The number of shares of Common Stock delivered at the closing may be increased or decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from AmeriTech for the ensuing six months following the closing of the transaction. The cash portion of the purchase price was funded from the proceeds of sales of Common Stock in private placements and $400,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the amount of revenues AmeriTech has generated from its regulated medical waste disposal business during the first three quarters of 2003. See Subsequent Event Footnote # 15.

NOTE 6.  Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding unless such combination of shares and dilutive securities were determined to be anti-dilutive.

Common stock equivalents, consisting of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share for the three months ended March 31, 2004 because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The denominators for basic and diluted earnings per share ("EPS") consist of the following:

                                                                          At March 31,   At March 31,
                                                                              2003           2004
                                                                          ------------   ------------
Denominator for basic earnings per share - Weighted average shares          16,348,912     18,217,447
outstanding                                                               ============   ============

Dilutive securities:
Convertible accrued salaries                                                   461,211        441,453
Options to purchase common stock                                                  --          171,118
Convertible debentures and unpaid interest                                      48,488         52,067
Note payable to stockholders and accrued interest                                 --          884,796
Advances from stockholders                                                        --          315,114
Shares issuable to employees under stock bonus                                 259,500           --
                                                                          ------------   ------------
        Total potentially dilutive securities                                  769,199      1,864,548
                                                                          ============   ============
Denominator for diluted earnings per share - Weighted average shares
outstanding and dilutive securities at period end, unless anti-dilutive     17,118,111     18,217,447
                                                                          ============   ============




NOTE 7.  Litigation

On November 25, 1998, the Company was a named defendant, along with several of its officers, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounted to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001, the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001, the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001, seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. The Company's consolidated balance sheet, as of December 31, 2001, reflected an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against the Company. On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The company paid $50,000 and $50,000 was paid from the trust mentioned below. The accompanying consolidated balance sheets as of December 31, 2003 and March 31, 2004, includes the remaining liability to the bonding company of $212,093, of which $106,046 is classified as a portion of the current maturities - litigation settlements and $106,046 classified as non-current litigation settlements.

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

The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. An accrual of $290,000 was reflected in the December 31, 2001 and 2002 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2002. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270. At December 31, 2003, the total liabilities recorded for litigation amounts to $399,242 and at March 31, 2004 amounts to $379,190.

The Company is also subject to various other matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 8.  Business Disruption

During most of the year 2002, the waste incineration facility at the University of Texas Medical Branch (UTMB) in Galveston, Texas was not functioning as a result of being shut down commencing April 15, 2002 to make extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. UTMB was required to make the foregoing renovations and improvements so that the facility will be able to comply with the New Source Performance Standards. Following such shut-down the Company submitted an application to the Texas Commission on Environmental Quality (TCEQ) to allow it to install an alternative regulated medical waste treatment operation at its Garland plant. The Company received Authorization from the TCEQ permitting it to process its regulated medical waste using the autoclave method of treatment. The Company installed an autoclave treatment system at its Garland facility to process its regulated medical waste. The UTMB facility was tested and commenced operating on March 25, 2003. The facility has gone through a period of trial and testing and has not reached its full operating potential. During the second and third quarters of 2003 the Company experienced significant increases in its total operating costs for regulated waste processing as a result of limited processing throughput and very high natural gas and other utility costs. It appears that the UTMB facility will not be capable of operating at or near its full operating potential and the Company is currently negotiating with UTMB to amend the contract and install an autoclave for waste treatment.

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

The Company is required to pay $2,700 towards utility costs. The contract is cancelable by either party with a one year written notice and payment of the remaining capital renewal fee if cancelled by the Company. The Company operates the facility under the revised agreement one week per month with UTMB paying the remainder of the utility costs.

NOTE 9.  Accrued Liabilities

          Accrued liabilities consist of the following:

                                     December 31,    March 31,
                                     ------------   ------------
                                         2003           2004
                                     ------------   ------------
                                                     (Unaudited)

         Salaries                    $    458,752   $    489,286
         Payroll and other taxes          203,212        387,039
         Royalty obligation                61,112         28,700
         Interest                          94,069        104,103
         Processing expenses              145,414        110,737
         Insurance                        191,647         83,177
         Other accrued liabilities        293,745        143,759
                                     ------------   ------------
                                     $  1,447,951   $  1,346,801
                                     ============   ============


NOTE 10. Convertible Promissory Note

On March 7, 2004, the Company issued a $500,000 convertible promissory note to a stockholder bearing interest at a rate of 10 percent. The note is payable in 36 equal monthly installments of $16,133. The note is convertible into common stock of the Company at the rate of $0.75 per share subject to anti-dilution provisions.

NOTE 11. Stockholders' Equity

During the three months ended March 31, 2004, the Company issued 100,000 shares of its common stock to two stockholders for a total consideration of $130,000.

NOTE 12. Related Party Transactions

For the three months ended March 31, 2004 and 2003, the Company paid interest expense to related parties in the amount of $35,064 and $15,365, respectively.

NOTE 13.  Payroll Tax Delinquency

At March 31, 2004, unpaid fourth quarter 2003 and first quarter 2004 payroll taxes amounted to approximately $270,684.

NOTE 14.  Bonus expense

In 2001, the Company recorded a charge to operations for employee stock bonuses. Since that time, several employees have since left the Company and therefore forfeited their bonus. As a result, the Company has reversed such charge of $144,500 and recorded a reduction in operating expenses for the three months ended March 31, 2004.

NOTE 15. Subsequent Event

The Company is in the process of calculating its purchase price adjustment with respect to the customer list acquired from AmeriTech Environmental, Inc. Based on the Company's preliminary calculations, they anticipate there will be a reduction in the purchase price. The Company has not yet finalized its estimate of such adjustment.

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

         Our revenues were $1,908,740 for the three months ended March 31, 2004 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small account" customers), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium account" customers) and
(iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large account" customers). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with medium account customers and large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At March 31, 2004, we served approximately 2,000 customers.


Three Months Ended March 31, 2003 and 2004 (unaudited)

                                                         For the Three Months Ended
                                                                  March 31,
                                                         ----------------------------
                                                             2003            2004
                                                         ------------    ------------
                                                                 (Unaudited)
Revenues:
  Sales                                                  $  1,577,187    $  1,908,740
                                                         ------------    ------------
Operating expenses:
  Cost of sales                                               884,513       1,468,820
 General and administrative
    expenses                                                  574,584         469,297
 Depreciation and amortization                                 54,662         142,266
                                                         ------------    ------------
Total operating expenses                                    1,513,759       2,080,383
                                                         ------------    ------------
Income (loss) from operations                                  63,428        (171,643)

Other (income) expense:
 Interest expense                                              29,941          69,522
 Litigation settlement                                       (147,270)           --
Other income                                                  (25,462)           --
                                                         ------------    ------------
                                                             (142,791)         69,522
                                                         ------------    ------------
Net income (loss)                                        $    206,219    $   (241,165)
                                                         ============    ============
Basic net income (loss) per common share                 $        .01    $      (0.01)
                                                         ============    ============
Diluted net income (loss) per common share               $        .01    $      (0.01)
                                                         ============    ============
Weighted average common shares
  used in basic income (loss)  per share                   16,348,912      18,217,447
                                                         ============    ============
Weighted average common shares and dilutive securities
used in diluted income (loss)  per share                   17,118,111      18,217,447
                                                         ============    ============

EBITDA (1)                                               $    290,822    $    (29,377)
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


EBITDA is calculated as follows:

Net income (loss)      $ 206,219   $(241,165)
Interest expense          29,941      69,522
Depreciation expense      54,662     142,266
                            --          --
                       ---------   ---------
EBITDA                 $ 290,822   $ (29,377)
                       =========   =========

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         Revenues. Our revenues increased $331,553, or 21.0% to $1,908,740 during the three months ended March 31, 2004 from $1,577,187 during the three months ended March 31, 2003. The increase in revenue from 2003 was primarily due to approximately $650,000 of additional revenue realized from our acquisition of the business of AmeriTech Environmental, Inc. effective October 3, 2003, offset by reduced volume of medical waste processed and lower revenues realized from price decreases to certain of our customers caused by extremely competitive pricing being exerted by our principal competitor in the Texas market. In 2003, revenues included special billings of approximately $83,000 to a customer who did not renew their service contract with us and to special billings of approximately $132,000 to another customer who was not abiding by the terms of their contract with us concerning delivery of specified volumes of waste as provided by the contract.

         Cost of Revenues. Our cost of revenues increased $584,307 or 66.1% to $1,468,820 during the three months ended March 31, 2004 from $884,513 during the three months ended March 31, 2003. The increase was primarily due to additional cost of revenues associated with our acquisition of the business of AmeriTech Environmental, Inc. effective October 3, 2003.

         Selling, general and administrative expenses. Our selling, general and administrative expenses decreased $105,287, or 18.3% to $469,297 during the three months ended March 31, 2004 from $574,584 during the three months ended March 31, 2003. The decrease was attributable principally to lower payroll and payroll-related expenses attributable to an expense credit of $144,500 arising from bonuses distributed on January 1, 2004, awarded to certain employees and expensed in the year ended December 31, 2001, that was reversed to income in January 2004 as a result of certain of those employees electing to decline the bonus and others who have since left the Company and thereby forfeited their bonus.

         Depreciation and Amortization. Depreciation and amortization increased by $87,604 or 160.3% to $142,266 during the three months ended March 31, 2004 from $54,662 during the three months ended March 31, 2003. The increase was due primarily to amortization expense of $51,500 related to the value assigned to the customer list arising from our acquisition of AmeriTech Environmental, Inc. effective October 3, 2003 and from a small acquisition that occurred in January 2004.

         Interest expense. Our interest expense increased $39,581 or 132.2% to $69,522 during the three months ended March 31, 2004 from $29,941 during the three months ended March 31, 2003. Interest expense primarily increased because of the debt financing associated with our acquisition of AmeriTech Environmental, Inc. effective October 3, 2003, including the direct loan used as part of the consideration and the additional loans from stockholders to effect the acquisition.

         Litigation settlement. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, we have reduced the litigation accrual by the amount ($180,465) of the settlement to be paid in years subsequent to December 31, 2003. Further, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the companies either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the debt holders lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $241,165 during the three months ended March 31, 2004 compared to net income of $206,219 during the three months ended March 31, 2003.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during the three months ended March 31, 2004 were approximately $110,000 per month higher than the comparable monthly average revenue for 2003. The principal uses of liquidity are payments for labor, material and expenses, and debt, litigation and lease obligations to carry out our regulated medical waste management services.

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

Going concern
-------------

         As  indicated  by  the  Company's  year  end   consolidated   financial
statements, the Company incurred consolidated net losses of $957,757 and $285,726 for the years ended December 31, 2003 and 2002, respectively.
Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2003 and March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

History of negative cash flow
-----------------------------

         Historically, shareholders of the Company have funded cash flow deficits. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's Common Stock, approximately $864,500 and $1,155,763 during the years ended December 31, 2003 and 2002, respectively. One of our largest shareholders loaned the Company $615,000 in 2002. Also, our President has advanced funds for working capital to us from time to time. In March 2003 another stockholder loaned us $500,000, and two stockholders purchased common stock in the aggregate amount of $130,000 There is no assurance that such private placement funding, loans and advances will continue to satisfy our cash needs.

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

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of approximately $5,842,064 at December 31, 2003, and $6,246,334 at March 31, 2004. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

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

Discussion of Liquidity


March 31, 2004 Compared to December 31, 2003

         At March 31, 2004, our working capital deficit was $3,085,459 compared to a working capital deficit of $3,118,340 at December 31, 2003. The decrease in working capital deficit was primarily due to an increase in cash and accounts receivable, a decrease in our bank overdraft and accrued liabilities offset by a reduction in prepaid insurance and an increase in accounts payable.

March 31, 2004 Compared to March 31, 2003

         Net cash provided by (used in) operating activities was ($119,883) during the three months ended March 31, 2004 compared to $97,461 during the three months ended March 31, 2003. The increase in cash used reflects a net loss partially offset by higher non cash expenses related to depreciation and bad debt expense offset by a bonus adjustment (credit), a decrease in prepaid expenses, an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable and a decrease in our bank overdraft.

         Net cash used in investing activities during the three months ended March 31, 2004, was $102,574 attributable to property additions and goodwill and customer list costs compared to $65,740 during the three months ended March 31, 2003.

         Net cash provided by (used in) financing activities was significantly higher at $374,787 during the three months ended March 31, 2004, compared to ($17,400) during the three months ended March 31, 2003. Proceeds from the sale of Common Stock were $130,000 compared to $20,500 during the three months ended March 31, 2004, and the proceeds of a stockholder loan amounting to $500,000. Payments on long-term obligations increased in 2004 to $255,213 from $37,900 during the three months ended March 31, 2003.

         The net cash increase during the three months ended March 31, 2004 was $152,330 compared to an increase of $14,321 during the three months ended March 31, 2003, and is comprised of the items discussed above.

Other Liquidity Matters

         At December 31, 2003, our long-term obligations were $1,772,363, including bank debt of $244,597, notes payable to stockholders totaling $864,596, installment notes on equipment of $263,928 and a liabilities for the settlement of the Smart Jobs and Surety Bond litigation matters in the aggregate amount of $399,242.

         Our bank debt at December 31, 2003, of $244,597 is secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (4.5% at December 31, 2003). The note is payable in minimum monthly installments of principal and interest totaling $3,100, matures in July 2011, and is guaranteed by Mr. Matthew Fleeger, our President and Chief Executive Officer.

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

         On November 7, 2003, the abovementioned stockholder and another stockholder of the Company each loaned $200,000 to the Company to assist with the funding of the AmeriTech Environmental, Inc. acquisition. These notes payable to the stockholders bear interest at the rate of 10 percent per annum and are payable as follows: As to the first stockholder, the note is repayable in full by February 7, 2004. As to the second stockholder, the note, including other funds advanced to the Company, is payable monthly commencing December 7, 2003 for a period of 36 months. The total monthly payment amount is $7,684. The loans are secured by a second lien deed of trust on the Garland, Texas plant. At December 31, 2003, the total obligation to the first stockholder was $117,500 (repaid in February 2004) and to the second stockholder was $232,426.

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

         We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2003 and March 31, 2004. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2003 or 2002 and are in default thereof.

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

         On March 7, 2004, one of our stockholders loaned the Company $500,000 repayable in monthly installments over three years with interest at 10 per cent per annum.


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

         During the three months ended March 31, 2004, the Company issued 100,000 shares of its common stock at prices ranging from $1.25 to $1.50 per share to two stockholders for aggregate consideration of $130,000.

Relevant Accounting Standards

         The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

         In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

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


Item 3.  Controls and Procedures

         (a)  Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

         (b)  Changes in Internal Controls

         During the three months ended March 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

     Item 1.      Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2003.

     Item 2.      Changes in Securities

During the three months ended March 31, 2004, we issued 100,000 shares of Common Stock for a total of $130,000. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

         10.15 Asset Purchase Agreement and related exhibits thereto, dated November 7, 2003, between the Company and AmeriTech Environmental, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on November 24, 2003, and incorporated herein by reference).

         10.16 Promissory Note dated March 7, 2004, by the Company to Ajit S. and Saroj Brar for $500,000.00 (filed herewith). **

         31.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

         31.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

         32.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **

         32.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **
----------
         (*) Denotes a management contract or compensatory plan or arrangement. (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
         (**) Filed herewith.

         (b) Reports on Form 8-K.

         On January 21, 2004, the Company filed a current report on Form 8-K/A to report the pro forma financial statements related to its acquisition of the business of AmeriTech Environmental, Inc.

         On March 3, 2004, the Company filed a current report on Form 8-K to report the resignation of Dr. Don A. McAfee from the Company's Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MEDSOLUTIONS, INC.


Dated:  June 15, 2004                 By: /S/  Matthew H. Fleeger
                                         ---------------------------------------
                                      Matthew H. Fleeger, President and
                                      Chief Executive Officer

Dated:  June 15, 2004                 By: /S/  Sam Hicks
                                         ---------------------------------------
                                      Sam Hicks, Senior Vice President, Chief
                                      Financial Officer and Principal Accounting
                                      Officer

                                INDEX TO EXHIBITS

EXHIBIT
NO.      DESCRIPTION
-------  -----------
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

         10.15 Asset Purchase Agreement and related exhibits thereto, dated November 7, 2003, between the Company and AmeriTech Environmental, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on November 24, 2003, and incorporated herein by reference).

         10.16 Promissory Note dated March 7, 2004, by the Company to Ajit S. and Saroj Brar for $500,000.00 (filed herewith). **

         31.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

         31.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

         32.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **

         32.2 Certification of Chief Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **
----------
         (*) Denotes a management contract or compensatory plan or arrangement. (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
         (**) Filed herewith.