Form 10QSB/A
period 2004-03-31
MEDSOLUTIONS INC
filed 2004-07-16
CIK 1144870

As filed with the Securities and Exchange Commission on July 14, 2004


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

                                 Amendment No. 1

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
  -------------




                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                   December 31,       March 31,
                                                                                        2003            2004
                                                                                   ------------    ------------
                                                                                                    (unaudited)
Current Assets:
  Cash                                                                             $       --      $    152,330
  Accounts receivable - trade, net of allowance of $78,372 and
   $70,678                                                                            1,333,765       1,477,110
  Prepaid expenses and other current assets                                             219,223         109,122
  Supplies                                                                               12,778          21,840
                                                                                   ------------    ------------
      Total Current Assets                                                            1,565,766       1,760,402

Property and equipment - at cost, net of accumulated
  Depreciation of $951,894 and $1,059,874                                             1,478,176       1,459,190
Intangible assets - Customer list, net of accumulated
  Amortization of $50,000 and $101,500                                                  950,000         928,500
Intangible assets - Goodwill                                                            961,832         967,932
Intangible assets - permits                                                              59,764          59,644
Other                                                                                     3,014          13,889
                                                                                   ------------    ------------
      Total Assets                                                                 $  5,018,552    $  5,189,557
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
Commitments, Contingencies and Other Matters

Stockholders' Deficiency:
  Common stock (par value $.001) - 100,000,000 shares authorized; 18,084,703 and
    18,329,570 shares issued at December 31, 2003 and March 31, 2004
  Preferred stock (par value $.001) - 100,000,000                                        18,084          18,330
    shares authorized; none outstanding
Additional paid-in capital                                                                 --              --
Accumulated deficit                                                                  21,476,848      21,484,502
Treasury stock, at cost - 12,200 shares of common stock                             (22,300,444)    (22,541,609)
                                                                                        (18,000)        (18,000)
        Total Stockholders' Deficiency                                                     --              --
                                                                                       (823,512)     (1,056,777)
        Total Liabilities and Stockholders' Deficiency                                     --              --
                                                                                   $  5,018,552    $  5,189,557
                                                                                   ============    ============



            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------
                                                    For the Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                        2003            2004
                                                   ------------    ------------
                                                           (Unaudited)


Revenues:
  Sales                                            $  1,577,187    $  1,908,740
                                                   ------------    ------------

Operating expenses:
 Cost of sales                                          884,513       1,468,820
 General and administrative
    expenses                                            574,584         469,297
 Depreciation and amortization                           54,662         142,266
                                                   ------------    ------------
Total operating expenses                              1,513,759       2,080,383
                                                   ------------    ------------
Income (loss) from operations                            63,428        (171,643)

Other (income) expenses:
 Interest expense                                        29,941          69,522
 Litigation settlement                                 (147,270)           --
 Other income                                           (25,462)           --
                                                   ------------    ------------
                                                       (142,791)         69,522
                                                   ------------    ------------
Net income (loss)                                  $    206,219    $   (241,165)
                                                   ============    ============

Basic net income (loss) per common share           $        .01    $      (0.01)
                                                   ============    ============
Diluted net income (loss) per common share         $        .01    $      (0.01)
                                                   ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                          16,348,912      18,217,447
                                                   ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                           17,118,111      18,217,447
                                                   ============    ============
--------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements




                               MEDSOLUTIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)



                                                            MSI Common Stock
                                                        -----------------------
                                                            Shares       Amount
                                                        ----------   ----------




 Three Months Ended March 31, 2004: (Unaudited)
 ---------------------------------

Balance - December 31, 2003                             18,084,703   $   18,084
MSI common stock sold for cash                             100,000          100
MSI common stock issued for 2001 bonus                     115,000          115
MSI common stock bonuses cancelled by the Company             --           --
MSI common stock issued in partial payment for assets
   of Bray                                                  29,867           31

Net income                                                    --           --
                                                        ----------   ----------
Balance - March 31, 2004                                18,329,570   $   18,330
                                                        ==========   ==========



                          ****************************


                                                    Additional
                                                     Paid-in      Accumulated     Treasury
                                                     Capital       Deficit          Stock            Total
                                                 ------------    ------------    ------------    -------------
Three Months Ended March 31, 2004: (Unaudited)
---------------------------------
Balance - December 31, 2003                      $ 21,476,848    $(22,300,444)   $    (18,000)   $   (823,512)
MSI common stock sold for cash                        129,900            --              --           130,000
MSI common stock issued for 2001 bonus                   (115)           --              --              --
MSI common stock bonuses cancelled by
 the Company                                         (144,500)           --              --          (144,500)
MSI common stock issued in partial payment for
assets of Bray                                         22,369            --              --            22,400

Net loss                                                 --          (241,165)           --          (241,165)
                                                         --              --              --              --
Balance - March 31, 2004                         $ 21,484,502    $(22,541,609)   $    (18,000)   $ (1,056,777)
                                                 ============    ============    ============    ============




            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                         2003         2004
                                                      ---------    ---------
                                                            (Unaudited)

  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                   $ 206,219    $(241,165)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      54,662      142,266
      Provision for bad debts                            12,000       12,000
      Litigation settlement (credit)                   (147,270)         --
      Cancellation of accrued bonuses (credit)              --      (144,500)
    Changes in assets (increase) decrease:
      Accounts receivable                               (68,639)    (155,345)
      Supplies                                           (3,009)      (9,062)
      Prepaid expenses and other current assets          59,190       99,226
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities           49,024      290,019
      Bank overdraft                                    (54,216)    (109,991)
      Advances from stockholders                        (10,500)      (3,331)
                                                      ---------    ---------
      NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                       97,461     (119,883)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (64,337)     (88,994)
  Increase in other non-current assets                   (1,403)     (13,580)
                                                      ---------    ---------
      NET CASH USED IN INVESTING ACTIVITIES             (65,740)    (102,574)
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                     20,500      130,000
  Proceeds from note payable - stockholder                 --        500,000
  Payments on long-term obligations to stockholders     (26,305)    (197,321)
  Payments on long-term obligations to others           (11,595)     (57,892)
                                                      ---------    ---------
      NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                      (17,400)     374,787
                                                      ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                14,321      152,330

CASH AND CASH EQUIVALENTS - BEGINNING                      --           --
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS - END                       $  14,321    $ 152,330
                                                      =========    =========



  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                     $  16,810    $  59,485
                                                      =========    =========
    Income taxes paid                                 $    --      $    --
                                                      =========    =========




            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. (MSI) was incorporated in Texas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc. (EMSI), principally collects, transports and disposes of regulated medical waste in north, Texas, south Texas, Oklahoma, Louisiana and Arkansas. During 2002, the Company formed three new wholly-owned subsidiaries: ShredSolutions, Inc., SharpSolutions, Inc. and EnviroClean Transport Services, Inc. These subsidiaries did not have any significant operations during 2003 or 2004. During 2003, the Company acquired the business and certain assets of AmeriTech Environmental, Inc., a Texas corporation in the regulated medical waste industry.


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

Goodwill and Intangible Assets
------------------------------

In November 2003, the Company acquired certain of the assets, including a customer list, of AmeriTech Environmental, Inc., in an acquisition accounted for as a purchase. The Company, based on an independent appraisal, assigned $1,000,000 to the value of the customer list acquired and established a useful life of five years over which to amortize the assigned cost. Amortization expense for each year will approximate $200,000. The Company recorded approximately $50,000 in amortization expense for the three months ended March 31, 2004.

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

                                                              (in thousands)

                                                              Periods Ended
                                                        March 31, 2003 and 2004
                                                        -----------------------
                                                          2003            2004
                                                        -------         -------

Net Income (Loss)                                       $   206         $  (241)

Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                                           --               (98)
                                                        -------         -------
Pro-forma loss under
Fair Value Method                                       $   206         $  (339)
                                                        =======         =======
Income (loss) per share
Basic and Diluted                                       $   0.01        $ (0.01)

Per share stock-based employee
compensation cost, net of tax
effect, under fair value accounting                        --             (0.01)
                                                        -------         -------
Pro-forma loss share basic
& diluted                                               $   0.01        $ (0.02)
                                                        =======         =======

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the three months ended March 31, 2004, the Company granted 131,118 stock options to employees. The exercise price of the stock options was $1.00 and vest immediately. The fair value of such options granted was $0.74. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of December 31, 2003 and March 31, 2004, was 40,000 and 171,118, respectively. In calculating the fair values of the stock options, the following assumptions were used:

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

The purchase  price for the  acquired  assets was $650,000 in cash, a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, with all principal and accrued interest due on the first anniversary of the note, and 705,072 shares of Common Stock. The number of shares of Common Stock delivered at the closing may be increased or decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from AmeriTech for the ensuing six months following the closing of the transaction. The cash portion of the purchase price was funded from the proceeds of sales of Common Stock in private placements and $400,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the amount of revenues AmeriTech has generated from its regulated medical waste disposal business during the first three quarters of 2003. See subsequent event footnote No. 15.



The Company has not complied with the Form 8K reporting requirements of the United States of America Securities and Exchange Commission ("SEC"). The Company has not yet completed its audit of AmeriTech. The Company is required to file 2 years of historical financial statements to comply with such SEC reporting requirements. Proforma quarterly information for the comparative 2003 quarter was not available for presentation with this report.

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
                                                                        At March 31, At March 31,
                                                                            2003         2004
                                                                        ----------   ----------

Denominator for basic earnings per share - Weighted average shares      16,348,912   18,217,447
outstanding                                                             ==========   ==========

Dilutive securities:
Convertible accrued salaries                                               461,211      441,453
Options to purchase common stock                                              --        171,118
Convertible debentures and unpaid interest
Note payable to stockholders and accrued interest                           48,488       52,067
Advances from stockholders                                                    --        884,796
Employee bonus plan                                                           --        315,114
                                                                           259,500         --
                                                                        ----------   ----------

         Total potentially dilutive securities                             769,199    1,864,548
 Denominator for diluted earnings per share - Weighted average shares   ==========   ==========
 outstanding and dilutive securities at
 period end, unless anti-dilutive                                       17,118,111   18,217,447
                                                                        ==========   ==========

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

NOTE 9.  Accrued Liabilities

          Accrued liabilities consist of the following:

                                                December 31,          March 31,
                                                 ----------          ----------
                                                     2003                2004
                                                 ----------          ----------
                                                          (Unaudited)

Salaries                                         $  458,752          $  489,286
Payroll and other taxes                             203,212             387,039
Royalty obligation                                   61,112              28,700
Interest                                             94,069             104,103
Processing expenses                                 145,414             110,737
Insurance                                           191,647              83,177
Other accrued liabilities                           293,745             143,759
                                                 ----------          ----------
                                                 $1,447,951          $1,346,801
                                                 ==========          ==========


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

NOTE 13.  Payroll Tax Delinquency

At March 31, 2004, unpaid fourth quarter 2003 and first quarter 2004 payroll taxes amounted to approximately $270,684. The Company is in the process of negotiating a payment program with the Internal Revenue Service to satisfy the amounts owed.

NOTE 14.  Bonus expense

In 2001, the Company recorded a charge to operations for employee bonuses. Since that time, several employees have since left the Company and therefore forfeited their bonus. As a result, the Company has reversed such charge of $144,500 and recorded a reduction in operating expenses for the three months ended March 31, 2004.

NOTE 15. Subsequent Event

The Company is in the process of calculating its purchase price adjustment with respect to the customer list acquired from AmeriTech Environmental, Inc. Based on the Company's preliminary calculations, they anticipate there will be a reduction in the purchase price. The effect of the adjustment will be a reduction in the assigned value of customer list. The Company has not yet finalized its estimate of such adjustment.

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



Three Months Ended March 31, 2003 and 2004 (unaudited)
--------------------------------------------------------------------------------
                                                         For the Three Months Ended
                                                                   March 31,
                                                        ----------------------------
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
                                                        ============    ============

--------------------------------------------------------------------------------

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

         10.16 Promissory Note dated March 7, 2004, by the Company to Ajit S. and Saroj Brar for $500,000.00 (filed herewith). **

         31.1 Certification of Principal Executive Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

         31.2 Certification of Principal Financial Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

         32.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **

         32.2 Certification of Principal Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **

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


                                          MEDSOLUTIONS, INC.


Dated:  July 14, 2004                          By: /S/  Matthew H. Fleeger
                                                   -----------=---------------
                                               Matthew H. Fleeger, President,
                                               Chief Executive Officer,
                                               And Principal Financial Officer

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

         10.16 Promissory Note dated March 7, 2004, by the Company to Ajit S. and Saroj Brar for $500,000.00 (filed herewith). **

         31.1 Certification of Principal Executive Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

         31.2 Certification of Principal Financial Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

         32.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **

         32.2 Certification of Principal Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **

----------

         (*) Denotes a management contract or compensatory plan or arrangement. (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
         (**) Filed herewith.