Form 10QSB
period 2004-06-30
MEDSOLUTIONS INC
filed 2004-08-18
CIK 1144870

As filed with the Securities and Exchange Commission on August 18, 2004



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2004
                         Commission file number: 0-32995

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

The number of shares outstanding of the issuer's common stock on August 1, 2004:
17,972,242.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

Part I.     Financial Information                                           Page
                                                                            ----

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 2004
            (Unaudited) and December 31, 2003                                  3

            Condensed Consolidated Statements of Operations for
            the Three and Six Month Periods Ended June 30, 2004
            and 2003 (Unaudited)                                               4

            Condensed  Consolidated  Statements of Stockholders'
            Deficiency for the Six Month Periods Ended June 30, 2004           5
            and 2003 (Unaudited)

            Condensed Consolidated Statements of Cash Flows
            for the Six Month Periods Ended June 30, 2004
            and 2003 (Unaudited)                                               6

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                        7

  Item 2.   Management's Discussion and Analysis or Plan of Operation         14

  Item 3.   Controls and Procedures                                           21

Part II.

  Item 1.   Legal Proceedings                                                 21

  Item 2.   Changes in Securities and Company Purchases of Equity Securities  21

  Item 3.   Defaults Upon Senior Securities                                   21

  Item 4.   Submission of Matters to a Vote of Security Holders               22

  Item 5.   Other Information                                                 22

  Item 6.   Exhibits and Reports on Form 8-K                                  22

  Signatures                                                                  25


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                       MEDSOLUTIONS, INC.AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                 June 30,      December 31,
                                                                   2004            2003
                                                               ------------    ------------
                                                                (Unaudited)
Current Assets:
  Cash                                                         $       --      $       --
  Accounts receivable - trade, net of allowance of
   $77,392 and $78,372                                            1,377,479       1,333,765
  Prepaid expenses and other current assets                          14,987         219,223
  Supplies                                                           24,950          12,778
                                                               ------------    ------------
      Total Current Assets                                        1,417,416       1,565,766

Property and equipment - at cost, net of accumulated
  Depreciation of $1,151,656 and $951,894                         1,519,343       1,478,176
Intangible assets - Customer list, net of accumulated
  Amortization of $143,959 and $50,000                              631,608         950,000
Intangible assets - Goodwill                                        972,987         961,832
Intangible assets - permits                                          59,644          59,764
Other                                                                27,859           3,014
                                                               ------------    ------------
      Total Assets                                             $  4,628,857    $  5,018,552
                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                               $     66,120    $    109,991
  Note payable to bank                                               26,399          37,276
  Convertible debentures                                             40,135          40,135
  Current maturities of long-term obligations                        98,238          89,475
  Accounts payable                                                1,364,671       1,325,953
  Accrued liabilities                                             1,799,764       1,447,951
  Note payable - AmeriTech Environmental, Inc.                      750,000         750,000
  Current maturities - notes payable stockholders                   346,157         338,677
  Current maturities - litigation settlements                       239,277         186,253
  Advances from stockholders                                        290,518         358,395
                                                               ------------    ------------
      Total Current Liabilities                                   5,021,279       4,684,106

Long-term obligations, less current maturities                      356,191         419,050
Notes payable - stockholders, less current maturities               738,966         525,919
Litigation settlements, less current maturities                     119,862         212,989
                                                               ------------    ------------
      Total Liabilities                                           6,236,298       5,842,064
                                                               ------------    ------------
Commitments, Contingencies and Other Matters

Stockholders' Deficiency:
  Common stock (par value $.001) - 100,000,000 shares
    authorized; 17,972,242 and 18,084,703 shares issued
    at June 30, 2004 and December 31, 2003                           17,973          18,084
  Preferred stock (par value $.001) - 100,000,000
    shares authorized; none outstanding                                --              --
Additional paid-in capital                                       21,238,926      21,476,848
Accumulated deficit                                             (22,846,340)    (22,300,444)
Treasury stock, at cost - 12,200 shares of common stock             (18,000)        (18,000)
                                                               ------------    ------------
        Total Stockholders' Deficiency                           (1,607,441)       (823,512)
                                                               ------------    ------------
        Total Liabilities and Stockholders' Deficiency         $  4,628,857    $  5,018,552
                                                               ============    ============


            See Notes to Condensed Consolidated Financial Statements


                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Six Months Ended       For the Three Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
                                                      (Unaudited)                     (Unaudited)
Revenues:
  Sales                                      $  3,894,857    $  2,988,784    $  1,986,118    $  1,411,597
                                             ------------    ------------    ------------    ------------

Operating expenses:
 Cost of sales                                  2,921,449       1,782,667       1,452,630         898,154
 General and administrative
    expenses                                    1,085,875       1,140,018         616,579         565,434
 Depreciation and amortization                    276,507         124,548         134,241          69,886
                                             ------------    ------------    ------------    ------------
Total operating expenses                        4,283,831       3,047,233       2,203,450       1,533,474
                                             ------------    ------------    ------------    ------------
Income (loss) from operations                    (388,974)        (58,449)       (217,331)       (121,877)

Other (income) expenses:
 Debt conversion expense                             --              --              --              --
 Interest expense                                 158,778          60,364          89,254          30,423
 Litigation settlement                               --          (147,270)           --              --
 Other income                                      (1,856)        (27,702)         (1,856)         (2,240)
                                             ------------    ------------    ------------    ------------
                                                  156,922        (114,608)         87,398          28,183
                                             ------------    ------------    ------------    ------------
Net income (loss)                            $   (545,896)   $     56,519    $   (304,730)   $   (150,060)
                                             ============    ============    ============    ============

Basic net income (loss) per common share     $      (0.03)   $       0.00    $      (0.02)   $      (0.01)
                                             ============    ============    ============    ============
Diluted net income (loss) per common share   $      (0.03)   $       0.00    $      (0.02)   $      (0.01)
                                             ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                    18,177,095      16,354,269      18,136,743      16,359,627
                                             ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                     18,177,095      17,492,770      18,136,743      16,359,627
                                             ============    ============    ============    ============














         See Notes to Condensed Consolidated Financial Statements


                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED June 30, 2004
                                   (Unaudited)



                                                                        MSI Common Stock
                                                                 ----------------------------
                                                                    Shares          Amount
                                                                 ------------    ------------

Six Months Ended June 30, 2004: (Unaudited)
-------------------------------------------
Balance - December 31, 2003                                        18,084,703    $     18,084
MSI common stock sold for cash                                        100,000             100
MSI common stock issued for 2001 bonus                                115,000             115
MSI common stock bonuses cancelled by the Company                        --              --
MSI common stock issued in partial payment for assets
   of Bray                                                             29,867              31
MSI common stock issued for consulting services                         8,500               9
MSI common stock reversal of shares issued due to
   clawback provision for ATE acquisition                            (365,828)           (366)

Net loss                                                                 --              --
                                                                 ------------    ------------
Balance - June 30, 2004                                            17,972,242    $     17,973
                                                                 ============    ============



                          ****************************


                                                  Additional
                                                    Paid-in       Accumulated      Treasury
                                                    Capital         Deficit          Stock          Total
                                                 ------------    ------------    ------------    ------------

Six Months Ended June 30, 2004: (Unaudited)
-------------------------------------------

Balance - December 31, 2003                      $ 21,476,848    $(22,300,444)   $    (18,000)   $   (823,512)
MSI common stock sold for cash                        129,900            --              --           130,000
MSI common stock issued for 2001 bonus                   (115)           --              --              --
MSI common stock bonuses cancelled by
 the Company                                         (144,500)           --              --          (144,500)
MSI common stock issued in partial payment for
assets of Bray                                         22,369            --              --            22,400
MSI common stock issued for consulting                  8,491                                           8,500
MSI common stock reversal of shares
 Issued due to clawback provisions for
 ATE acquisition                                     (254,067)                                       (254,433)

Net loss                                                 --          (545,896)           --          (545,896)
                                                 ------------    ------------    ------------    ------------
Balance - June 30, 2004                          $ 21,238,926    $(22,846,340)   $    (18,000)   $ (1,607,441)
                                                 ============    ============    ============    ============




            See Notes to Condensed Consolidated Financial Statements

                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                    $ (545,896)   $   56,159
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       276,507       124,548
      Provision for bad debts                              24,000        24,000
      Litigation settlement                                  --        (147,270)
      Stock issued for services                             8,500          --
      Cancellation of accrued bonuses                    (144,500)         --
    Changes in assets (increase) decrease:
      Accounts receivable                                 (67,714)     (416,896)
      Supplies                                            (11,672)        5,980
      Prepaid expenses and other current assets           179,391       114,557
      Other non-current assets                            (18,635)          803
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities            407,245        65,803
      Bank overdraft                                      (43,871)        6,550
      Advances from stockholders                          (67,877)      292,000
                                                       ----------    ----------
      NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                         (4,522)      126,234
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (240,929)      (80,552)
                                                       ----------    ----------
      NET CASH USED IN INVESTING ACTIVITIES              (240,929)      (80,552)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                      130,000        51,250
  Proceeds from note payable - stockholder                500,000          --
  Payments on long-term obligations to stockholders      (279,473)      (51,766)
  Payments on long-term obligations to others            (105,076)      (45,166)
                                                       ----------    ----------
      NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                        245,451       (45,682)
                                                       ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    --            --

CASH AND CASH EQUIVALENTS - BEGINNING                        --            --
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS - END                        $     --      $     --
                                                       ==========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $  122,228    $   32,590
                                                       ==========    ==========
  Income taxes paid                                    $     --      $     --
                                                       ==========    ==========
SUPPLEMENTAL DISCLOSURE OF NON CASH FLOW INFORMATION:
  Common stock reduced in connection to clawback
   provision regarding ATE acquisition                 $  254,433    $     --
                                                       ==========    ==========
  Common stock issued for Bray acquisition             $   22,400    $     --
                                                       ==========    ==========


            See Notes to Condensed Consolidated Financial Statements

                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. (MSI) was incorporated in Texas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc. (EMSI), principally collects, transports and disposes of regulated medical waste in north Texas, south Texas, Oklahoma, Louisiana and Arkansas. During 2002, the Company formed three new wholly-owned subsidiaries: ShredSolutions, Inc., SharpSolutions, Inc. and EnviroClean Transport Services, Inc. These subsidiaries did not have any significant operations during 2003 or 2004. During 2003, the Company acquired the business and certain assets of AmeriTech Environmental, Inc., a Texas corporation in the regulated medical waste industry.

NOTE  2.  Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 14, 2004, for the year ended December 31, 2003.

The accompanying consolidated financial statements include the accounts of the Company, its 99% owned subsidiary, EMSI, and its newly formed subsidiaries. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Goodwill and Intangible Assets
------------------------------

In November 2003, the Company acquired certain of the assets, including a customer list, of AmeriTech Environmental, Inc.,("ATE") in an acquisition accounted for as a purchase. The Company, based on an independent appraisal, assigned $1,000,000 to the value of the customer list acquired and established a useful life of five years over which to amortize the assigned cost. Amortization expense for each year will approximate $182,000. The Company recorded approximately $91,000 in amortization expense for the six months ended June 30, 2004.

During the quarter ended June 30, 2004 and in accordance with the acquisition agreement, the Company calculated a purchase price adjustment with respect to the customer list acquired from ATE. The calculation resulted in a purchase price reduction of $254,433 which lowered the assigned value of the customer list acquired and the associated amount of amortization expense by approximately $18,000 per year from its original value. This reduction reduces the number of shares issued to ATE at the time of purchase by 365,828 shares.

As part of the acquisition, the Company also recorded goodwill of approximately $1,000,000. The goodwill is subject to an annual impairment test.

As of December 31, 2003 and June 30, 2004, the Company determined in accordance with the provisions of SFAS No. 142 there was no impairment of its intangible assets.

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At December 31, 2003 and June 30, 2004, no impairment exists.


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

                                                          (in thousands)
                                       For the Six Months Ended    For the Three Months Ended
                                                June 30,                    June 30,
                                      --------------------------   --------------------------
                                          2004           2003          2004           2003
                                      -----------    -----------   -----------    -----------
                                              (Unaudited)                   (Unaudited)
Net Income (Loss)                     $      (546)   $        56   $      (305)   $      (150)

Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                              (97)          --            --             --
                                      --------------------------   --------------------------
Pro-forma loss under
Fair Value Method                     $      (643)   $        56   $      (305)   $      (150)
                                      ==========================   ==========================
Income (loss) per share
Basic and Diluted                     $     (0.03)   $      0.00   $     (0.02)   $     (0.01)

Per share stock-based employee
compensation cost, net of tax
effect, under fair value accounting         (0.01)          --            --             --
                                      --------------------------   --------------------------
Pro-forma loss share basic
& diluted                             $     (0.04)   $      0.00   $     (0.02)   $     (0.01)
                                      ==========================   ==========================



The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the six months ended June 30, 2004, the Company granted 131,118 stock options to employees. The exercise price of the stock options was $1.00 and vest immediately. The fair value of such options granted was $0.74. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of June 30, 2004 and December 31, 2003 was 171,118 and 40,000, respectively. In calculating the fair values of the stock options, the following assumptions were used:
                                                   YEAR                YEAR
                                               2004 GRANTS         2003 GRANTS

Dividend yield                                       --                --
Weighted average expected life:                  5 years            5 years
Weighted average risk-free interest rate           2.99%              2.99%
Expected volatility                               98.18%             98.18%

NOTE  3.  Going Concern

The Company historically has incurred consolidated net losses. The Company has significant deficits in both working capital and stockholders' equity and therefore, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to explore various cost cutting initiatives, expand its business in new market areas and explore other sources for raising capital with debt and equity instruments.

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

The adoption of this pronouncement did not have a material effect on the Company's condensed consolidated financial statements.

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

The purchase  price for the  acquired  assets was $650,000 in cash, a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, with all principal and accrued interest due on the first anniversary of the note, and 705,072 shares of Common Stock. The number of shares of Common Stock delivered at the closing may be increased or decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from AmeriTech for the ensuing six months following the closing of the transaction. The cash portion of the purchase price was funded from the proceeds of sales of Common Stock in private placements and $400,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the amount of revenues AmeriTech has generated from its regulated medical waste disposal business during the first three quarters of 2003. See Notes 2 and 11 concerning the adjustment of the number of shares issued to Ameritech Environmental, Inc. for the purchase price.


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

Common stock equivalents, consisting of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share for the six months ended June 30, 2004 because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The denominators for basic and diluted earnings per share ("EPS") consist of the following:


                                                                      Six Months     Six Months    Three Months  Three Months
                                                                         Ended          Ended          Ended          Ended
                                                                       June 30,       June 30,       June 30,       June 30,
                                                                         2004           2003           2004           2003
                                                                     ------------   ------------   ------------   ------------
Denominator for basic earnings per share - Weighted average shares
outstanding                                                            18,177,095     16,354,269     18,136,743     16,359,627
                                                                     ============   ============   ============   ============
Dilutive securities:
Convertible accrued salaries                                              429,417        456,151        429,417        456,151
Options to purchase common stock                                          171,118           --          171,118           --
Convertible debentures and unpaid interest                                 52,962         49,383         52,962         49,383
Convertible note payable to stockholders and accrued interest             818,705           --          818,705           --
Advances from stockholders                                                254,878        373,467        254,878        373,467
Employee bonus plan                                                          --          259,500           --          259,500
                                                                     ------------   ------------   ------------   ------------
        Total potentially dilutive securities                           1,727,080      1,138,501      1,727,080      1,138,501
                                                                     ============   ============   ============   ============

Denominator for diluted earnings per share - Weighted average shares outstanding and dilutive securities at period end,
unless anti-dilutive                                                   18,177,095     17,492,770     18,136,743     16,359,627
                                                                     ============   ============   ============   ============


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

On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The company paid $50,000 and $50,000 was paid from the trust mentioned below. The accompanying consolidated balance sheets as of December 31, 2003 and June 30, 2004, includes the remaining liability to the bonding company of $212,093, of which $159,070 is classified as a portion of the current maturities
- litigation settlements and $53,023 classified as non-current litigation settlements. As of June 30, 2004, the Company has failed to pay the scheduled May 7, 2004 payment which constitutes a default under the terms of the settlement.

Michael Moorhead, one of the defendants in the North Carolina action, filed suit in Texas against the Company's former counsel in the North Carolina action claiming, among other things, that the counsel is liable for the loss in such case for failure to timely respond to discovery. The case was styled Michael Moorhead v. Hunton & Williams, et al, 160th Judicial District Court, Dallas County, Texas, Cause No. 01-07565. Hunton & Williams, on September 14, 2001, filed a third-party action against Mr. Fleeger, alleging that Mr. Fleeger was the contact person for all of the defendants in the North Carolina case, and was therefore responsible to the plaintiff. Hunton & Williams, et al sought contribution from Mr. Fleeger in the event they are liable to Mr. Moorhead. Mr. Fleeger denied the allegations against him and filed a counterclaim against Hunton & Williams, seeking damages for negligence. The case was settled on October 17, 2002 and the settlement amount of $50,000 was held in trust and applied against Moorhead's liability for the outstanding bond obligation discussed in the preceding paragraph.

The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. An accrual of $290,000 was reflected in the December 31, 2001 and 2002 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 in 36 equal installments of $6,684 commencing on or about April 30, 2003. To date, the Company has paid $93,576 related to this settlement.

At December 31, 2003, the total liabilities recorded for litigation amounts to $399,242 and at June 30, 2004 amounts to $359,139.

The Company is also subject to various other matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 8.  Business Disruption

During most of the year 2002, the waste incineration facility at the University of Texas Medical Branch (UTMB) in Galveston, Texas was not functioning as a result of being shut down commencing April 15, 2002 to make extensive modifications and improvements to maintain compliance with certain federal and state regulatory requirements. UTMB was required to make the foregoing renovations and improvements so that the facility will be able to comply with the New Source Performance Standards. Following such shut-down the Company submitted an application to the Texas Commission on Environmental Quality (TCEQ) to allow it to install an alternative regulated medical waste treatment operation at its Garland plant. The Company received Authorization from the TCEQ permitting it to process its regulated medical waste using the autoclave method of treatment. The Company installed an autoclave treatment system at its Garland facility to process its regulated medical waste. The UTMB facility was tested and commenced operating on March 25, 2003. The facility has gone through a period of trial and testing and has not reached its full operating potential. During the second and third quarters of 2003 the Company experienced significant increases in its total operating costs for regulated waste processing as a result of limited processing throughput and very high natural gas and other utility costs. It appears that the UTMB facility will not be capable of operating at or near its full operating potential and the Company has reached an agreement with UTMB to amend the contract and install an autoclave for waste treatment.

The Company has renegotiated with UTMB an amendment extending the UTMB contract until December 8, 2005. The amendment requires the Company to pay the following estimated monthly amounts during the contract years:

                          Fixed Facility                           Variable
                           Maintenance           Capital           Usage Fee
     Contract Years        and Use Fee         Renewal Fee      ---------------
     --------------       --------------       -----------      (Based on waste
                                                                  incinerated)

         2001                $ 17,500           $ 10,833         $.005 per lb.
         2002                $ 18,500           $ 20,208         $.005 per lb.
         2003                $ 19,500           $ 27,159         $.005 per lb.
         2004                $ 12,500           $ 27,159         $.005 per lb.
         2005                $ 12,500           $ 27,159         $.005 per lb.

The Company is required to pay $2,700 towards utility costs. The contract is cancelable by either party with a one year written notice and payment of the remaining capital renewal fee if cancelled by the Company. The Company operates the facility under the revised agreement one week per month with UTMB paying the remainder of the utility costs.

NOTE 9.  Accrued Liabilities

          Accrued liabilities consist of the following:

                                             June 30,     December 31,
                                           ------------   ------------
                                               2004           2003
                                           ------------   ------------
                                            (Unaudited)

               Salaries                    $    422,265   $    458,752
               Payroll and other taxes          597,719        203,212
               Royalty obligation                23,466         61,112
               Interest                         138,408         94,069
               Processing expenses              146,491        145,414
               Insurance                        104,757        191,647
               Other accrued liabilities        366,658        293,745
                                           ------------   ------------
                                           $  1,799,764   $  1,447,951
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

NOTE 11. Stockholders' Equity

During the six months ended June 30, 2004, the Company sold 100,000 shares of its common stock to two stockholders for a total consideration of $130,000. The Company also issued 8,500 shares of its common stock to two stockholders for services purchased with a charge to expense in the amount of $8,500. Also, the Company issued 29,900 shares of its common stock as partial payment for the assets purchased with regard to the Bray acquisition and also issued 115,000 shares of its common stock to two executives. The executives received the shares in satisfaction of a 2001 bonus which was charged to operations and credited to additional paid-in capital in 2001.

As discussed in Note 2, the Company adjusted the ATE purchase price with respect to the customer list acquired from ATE. The adjustment resulted in a purchase price reduction of $254,433 which reduced the number of shares issued in consideration for the acquisition by 365,828 shares.

NOTE 12. Related Party Transactions

For the six months ended June 30, 2004 and 2003, the Company charged interest expense of $80,993 and $29,104, respectively, arising from debts to related parties.

NOTE 13.  Payroll Tax Delinquency

At June 30, 2004, unpaid fourth quarter 2003 and first and second quarter 2004 payroll taxes amounted to approximately $481,203 including estimated penalties and interest. The Company paid the second quarter 2004 and part of the first quarter 2004 payroll taxes in the amount of $186,660 on July 9th, 2004 (see Note 15 - Subsequent Event) and is in the process of negotiating a payment program with the Internal Revenue Service to satisfy the remaining amounts owed.

NOTE 14.  Bonus expense

In 2001, the Company recorded a charge to operations for employee bonuses which was to be payable by the future issuance of common shares. Since that time, several employees have since left the Company and therefore forfeited their bonuses. As a result, the Company has reversed such charge of $144,500 and recorded a reduction in operating expenses for the six months ended June 30, 2004.

NOTE 15. Subsequent Event

On July 7, 2004, the Company issued a $250,000 promissory note to a stockholder bearing interest at an annual rate equal to the prime rate as published in the Wall Street Journal, as adjusted as such rate changes from time to time, plus 8.0%. The note is payable in 36 monthly installments of principal plus accrued interest beginning in August 2004 and maturing in July 2007. The Company used $186,660 of the proceeds of this note to pay unpaid payroll taxes from the second quarter of 2004.

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

         Our revenues were $3,894,857 for the six months ended June 30, 2004 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small account" customers), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium account" customers) and
(iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large account" customers). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with medium account customers and large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At June 30, 2004, we served over 2,000 customers.


Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

                                                       For the Six Months Ended       For the Three Months Ended
                                                               June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------
                                                              (Unaudited)                    (Unaudited)
Revenues:
  Sales                                              $  3,894,857    $  2,988,784    $  1,986,118    $  1,411,597
                                                     ------------    ------------    ------------    ------------
Operating expenses:
 Cost of sales                                          2,921,449       1,782,667       1,452,630         898,154
 General and administrative
    expenses                                            1,085,875       1,140,018         616,579         565,434
 Depreciation and amortization                            276,507         124,548         134,241          69,886
                                                     ------------    ------------    ------------    ------------
Total operating expenses                                4,283,831       3,047,233       2,203,450       1,533,474
                                                     ------------    ------------    ------------    ------------
Income (loss) from operations                            (388,974)        (58,449)       (217,332)       (121,877)

Other (income) expenses:
 Debt conversion expense                                     --              --              --              --
 Interest expense                                         158,778          60,364          89,254          30,423
 Litigation settlement                                       --          (147,270)           --              --
 Other income                                              (1,856)        (27,702)         (1,856)         (2,240)
                                                     ------------    ------------    ------------    ------------
                                                          156,922        (114,608)         87,398          28,183
                                                     ------------    ------------    ------------    ------------
Net income (loss)                                    $   (545,896)   $     56,519    $   (304,730)   $   (150,060)
                                                     ============    ============    ============    ============

Basic net income (loss) per common share             $      (0.03)   $       0.00    $      (0.02)   $      (0.01)
                                                     ============    ============    ============    ============
Diluted net income (loss) per common share           $      (0.03)   $       0.00    $      (0.02)   $      (0.01)
                                                     ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                            18,177,095      16,354,269      18,136,743      16,359,627
                                                     ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                             18,177,095      17,492,770      18,136,743      16,359,627
                                                     ============    ============    ============    ============
EBITDA (1)                                           $   (110,611)   $    241,071    $    (81,235)   $    (49,751)
                                                     ============    ============    ============    ============

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

EBITDA is calculated as follows:

Net income (loss)               $(545,896)   $  56,159   $(304,730)   $(150,060)
Interest expense                  158,778       60,364      89,254       30,423
Depreciation expense              276,507      124,548     134,241       69,886
                                ---------    ---------   ---------    ---------
EBITDA                          $(110,611)   $ 241,071   $ (81,235)   $ (49,751)
                                =========    =========   =========    =========

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

         Revenues. Our revenues increased $906,073, or 30.3% to $3,894,857 during the six months ended June 30, 2004 from $2,988,784 during the six months ended June 30, 2003. The increase in revenue from 2003 was primarily due to approximately $1,200,000 of additional revenue realized from our acquisition of the business of AmeriTech Environmental, Inc. effective October 3, 2003, offset by reduced volume of medical waste processed and lower revenues realized from price decreases to certain of our customers caused by extremely competitive pricing being exerted by our principal competitor in the Texas market. The Company also resumed charging annual fees and implemented fuel surcharges to its Customers during the six month period of 2004 which accounted for approximately $100,000 in additional revenue.

         Cost of Sales. Our cost of sales increased $1,138,782 or 63.9% to $2,921,449 during the six months ended June 30, 2004 from $1,782,667 during the six months ended June 30, 2003. Gross margin for the Company decreased to 24.99% during the six months ended June 30, 2004 compared to 40.356% for the six months ended June 30, 2003. The primary cause for the decrease in our gross margin is due to the pricing pressure within the market place from a major competitor which has caused the Company to renew contracts using lower rates and additional costs associated with our acquisition of the business of AmeriTech Environmental, Inc. effective October 3, 2003.

         Selling, general and administrative expenses. Our selling, general and administrative expenses decreased $54,143, or 4.7% to $1,085,875 during the six months ended June 30, 2004 from $1,140,018 during the six months ended June 30, 2003. The decrease was attributable principally to lower payroll and payroll-related expenses resulting from an expense credit of $144,500 arising from bonuses awarded to certain employees and expensed in the year ended December 31, 2001, that was reversed in January 2004. Certain employees elected to decline their bonus and others have since left the Company and therefore have forfeited their bonus. Expenses that offset the decrease were primarily attributable to marketing costs associated with new advertising and product brochures, new sales commission incentives, penalties due to the non-payment of taxes and higher legal and accounting fees.

         Depreciation and Amortization. Depreciation and amortization increased by $151,959 or 122% to $276,507 during the six months ended June 30, 2004 from $124,548 during the six months ended June 30, 2003. The increase was due primarily to amortization expense of $93,959 related to the value assigned to the customer list arising from our acquisition of AmeriTech Environmental, Inc. effective October 3, 2003 and from a small acquisition that occurred in January 2004.

         Interest expense. Our interest expense increased $98,414 or 163% to $158,778 during the six months ended June 30, 2004 from $60,364 during the six months ended June 30, 2003. Interest expense primarily increased in 2004 as compared to 2003 primarily due to the debt financing associated with our acquisition of AmeriTech Environmental, Inc. effective October 3, 2003, including the direct loan used as part of the consideration and the additional loans from stockholders to effect the acquisition and from the $500,000 stockholder loan entered into during the first quarter of 2004. (See Note 10).

         Litigation settlement. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003.

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the Company either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the creditors lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $545,896 during the six months ended June 30, 2004 compared to net income of $56,159 during the six months ended June 30, 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

         Revenues. Our revenues increased $574,521, or 40.7% to $1,986,118 during the three months ended June 30, 2004 from $1,411,597 during the three months ended June 30, 2003. The increase in revenue from 2003 was primarily due to approximately $570,000 of additional revenue realized from our acquisition of the business of AmeriTech Environmental, Inc. effective October 3, 2003, offset by reduced volume of medical waste processed and lower revenues realized from price decreases to certain of our customers caused by extremely competitive pricing being exerted by our principal competitor in the Texas market. The Company also resumed charging annual fees and implemented fuel surcharges to its Customers during the three month period of 2004 which accounted for approximately $84,000 in additional revenue.

         Cost of Sales. Our cost of revenues increased $554,476 or 61.7% to $1,452,630 during the three months ended June 30, 2004 from $898,154 during the three months ended June 30, 2003. Gross margin for the Company during the three months ended June 30, 2004 decreased to 26.86% compared to 36.37% for the three months ended June 30, 2003. The primary cause for the decrease in our gross margin is due to the pricing pressure within the market place from a major competitor which has caused the Company to renew contracts using lower rates and additional costs associated with our acquisition of the business of AmeriTech Environmental, Inc. effective October 3, 2003.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $51,145 or 9.0% to $616,579 during the three month period ended June 30, 2004 from $565,434 during the three months ended June 30, 2003. The increase during the three month period in 2004 was due primarily to increased advertising and promotional costs, higher penalties to the IRS from the non payment of payroll taxes and increased professional fees.

         Depreciation and amortization. Depreciation and amortization increased by $64,355 or 92.1% to $134,241 for the three month period ended June 30, 2004 from $69,886 during the three month period ended June 30, 2003. The increase was due primarily to amortization expense of $42,459 related to the value assigned to the customer list arising from our acquisition of AmeriTech Environmental, Inc. effective October 3, 2003, and from a small acquisition that occurred in January 2004.

         Interest expense. Our interest expense increased by $58,831 or 193.4% to $89,254 for the three month period ended June 30, 2004 from $30,423 for the three month period ended June 30, 2003. Interest expense primarily increased in 2004 as compared to 2003 primarily due to the debt financing associated with our acquisition of AmeriTech Environmental, Inc. effective October 3, 2003, including the direct loan used as part of the consideration and the additional loans from stockholders to effect the acquisition and from the $500,000 stockholder loan entered into during the first quarter of 2004. (See Note 10).

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the Company either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the creditors lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $304,730 during the three months ended June 30, 2004 compared to a net loss of $150,060 during the three months ended June 30, 2003.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during the six months ended June 30, 2004 were approximately $150,000 per month higher than the comparable monthly average revenue for 2003. The principal uses of liquidity are payments for labor, material and expenses, and debt, litigation and lease obligations to carry out our regulated medical waste management services.

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

Going concern
-------------

         As  indicated  by  the  Company's  year  end   consolidated   financial
statements, the Company incurred consolidated net losses of $957,757 and $285,726 for the years ended December 31, 2003 and 2002, respectively.
Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2003 and June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to explore various cost cutting initiatives, expand its business in new market areas and explore other sources for raising capital with debt and equity instruments.

History of negative cash flow
-----------------------------

         Historically, shareholders of the Company have funded cash flow deficits. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's Common Stock, approximately $864,500 and $1,155,763 during the years ended December 31, 2003 and 2002, respectively. One of our largest shareholders loaned the Company $615,000 in 2002. Also, our President has advanced funds for working capital to us from time to time. In March 2004 another stockholder loaned us $500,000 and again loaned the Company $250,000 in July, 2004, and two stockholders purchased common stock in the aggregate amount of $130,000 There is no assurance that such private placement funding, loans and advances will continue to satisfy our cash needs.


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

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of approximately $5,842,064 at December 31, 2003, and $6,236,298 at June 30, 2004. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and discontinuation of operations.

Litigation
----------

On November 25, 1998, the Company was a named defendant, along with several of its officers, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounted to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001, the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001, the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001, seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. The Company's consolidated balance sheet, as of December 31, 2001, reflected an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against the Company. On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid; however, the Company has failed to pay the schedule May 7, 2004 payment which constitutes a default under the terms of the settlement. The company paid $50,000 and $50,000 was paid from the trust mentioned below. The accompanying consolidated balance sheet as of December 31, 2003, includes the remaining liability to the bonding company of $212,093, of which $159,070 is classified as a portion of the current maturities - litigation settlements and $53,023 classified as non-current litigation settlements.

Michael Moorhead, one of the defendants in the North Carolina action, filed suit in Texas against the Company's former counsel in the North Carolina action claiming, among other things, that the counsel is liable for the loss in such case for failure to timely respond to discovery. The case was styled Michael Moorhead v. Hunton & Williams, et al, 160th Judicial District Court, Dallas County, Texas, Cause No. 01-07565. Hunton & Williams, on September 14, 2001, filed a third-party action against Mr. Fleeger, alleging that Mr. Fleeger was the contact person for all of the defendants in the North Carolina case, and was therefore responsible to the plaintiff. Hunton & Williams, et al sought contribution from Mr. Fleeger in the event they are liable to Mr. Moorhead. Mr. Fleeger denied the allegations against him and filed a counterclaim against Hunton & Williams, seeking damages for negligence. The case was settled on October 17, 2002 and the settlement amount of $50,000 was held in trust and applied against Moorhead's liability for the outstanding bond obligation discussed in the preceding paragraph.

The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. An accrual of $290,000 was reflected in the December 31, 2001 and 2002 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 in 36 equal installments of $6,684 commencing on or about April 30, 2003. To date, the Company has paid $93,576 related to this settlement.

Discussion of Liquidity


June 30, 2004 Compared to December 31, 2003

         At June 30, 2004, our working capital deficit was $3,603,862 compared to a working capital deficit of $3,118,340 at December 31, 2003. The increase in working capital deficit was primarily due to a decrease in prepaid insurance and an increase in accounts payable and accrued liabilities.

June 30, 2004 Compared to June 30, 2003

         Net cash (used in) provided by operating activities was ($4,522) during the six months ended June 30, 2004 compared to $126,234 during the six months ended June 30, 2003. The increase in cash used reflects a net loss partially offset by higher non cash expenses related to depreciation and bad debt expense offset by a bonus adjustment (credit), a decrease in prepaid expenses, an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable and a decrease in our bank overdraft.

         Net cash used in investing activities during the six months ended June 30, 2004, was $240,929 attributable to property additions compared to $80,552 during the six months ended June 30, 2003.

         Net cash provided by (used in) financing activities was significantly higher at $245,451 during the six months ended June 30, 2004, compared to ($45,682) during the six months ended June 30, 2003. Proceeds from the sale of Common Stock were $130,000 in 2004 compared to $51,250 during the six months ended June 30, 2003, and the proceeds of a stockholder loan amounting to $500,000 in 2004. Payments on long-term obligations to stockholders increased in 2004 to $279,473 from $51,766 during the six months ended June 30, 2003.

         Net cash did not increase or decrease during the six months ended June 30, 2004 in comparison to the six months ended June 30, 2003.

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

         On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also required that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The company paid $50,000 and $50,000 was paid from the trust mentioned above. The accompanying consolidated balance sheet as of December 31, 2003, includes the remaining liability to the bonding company of $212,093, of which $106,046 is classified as a portion of the current maturities - litigation settlements and $106,046 classified as non-current litigation settlements. the Company has failed to pay the schedule May 7, 2004 payment which constitutes a default under the terms of the settlement

         We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2003 and June 30, 2004. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2003 or 2002 and are in default thereof.

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

         On March 7, 2004, one of our stockholders loaned the Company $500,000 repayable in monthly installments over three years with interest at 10 per cent per annum. On July 7, 2004, the same stockholder loaned the Company $250,000 repayable in monthly installments over three years with interest the prime rate as published in the Wall Street Journal, as adjusted as such rate changes from time to time, plus 8.0%.

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

         The adoption of this pronouncement does not have a material effect on the Company's consolidated financial statements.

Off-Balance Sheet Arrangements

         During the year ended December 31, 2003, the Company had off balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $1,765,728 through 2009.


Item 3.  Controls and Procedures

         (a)      Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

         (b)      Changes in Internal Controls

         During the three months ended June 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

     Item 1.      Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2003.

     Item 2.      Changes in Securities

During the three months ended June 30, 2004, we issued 8,500 shares of our Common Stock for services rendered to the Company. The securities issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act.

     Item 3.      Defaults Upon Senior Securities

None.

     Item 4.      Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on June 30, 2004, the following items were voted on by the Stockholders:

         1. To approve the Election of Directors:

                                   Votes For           Votes Withheld
                                  ----------           --------------
Mark M. Altenau                   11,585,474                   0
Ajit S. Brar                      11,585,474                   0
Matthew H.  Fleeger               11,237,159             348,315
Winship B. Moody, Sr.             11,585,474                   0
Gerald Ulrich                     11,585,474                   0


         2. To ratify the appointment of Marcum & Kliegman, LLP as the Company's independent public accountants for 2004:

        Votes For               Votes Against            Abstentions
       ----------               -------------            -----------
       10,760,653                     0                   1,169,691

     Item 5.      Other Information

None.

     Item 6.      Exhibits and Reports on Form 8-K

(a)      Exhibits.

         3.1 Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on November 12, 1993 (filed as Exhibit 3.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

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

         10.16 Promissory Note dated March 7, 2004, by the Company to Ajit S. and Saroj Brar for $500,000.00. (filed as Exhibit 10.16 to the Company's Form 10-QSB filed on July 14, 2004, and incorporated herein by reference).

         10.17 Promissory Note dated July 7, 2004, by the Company to Ajit S. and Saroj Brar for $250,000.00.**

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


                               MEDSOLUTIONS, INC.


Dated:  August 18, 2004        By: /s/  Matthew H. Fleeger
                                  ----------------------------------------------
                                  Matthew H. Fleeger, President, Chief Executive Officer

Dated:  August 18, 2004        By: /s/ J. Steven Evans
                                  ----------------------------------------------
                                  J. Steven Evans, Principal Financial Officer

                                INDEX TO EXHIBITS

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

         10.16 Promissory Note dated March 7, 2004, by the Company to Ajit S. and Saroj Brar for $500,000.00 (filed as Exhibit 10.16 to the Company's Form 10-QSB filed on July 14, 2004, and incorporated herein by reference).

         10.17 Promissory Note dated July 7, 2004, by the Company to Ajit S. and Saroj Brar for $250,000.00.**

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