Form 10QSB/A
period 2003-06-30
MEDSOLUTIONS INC
filed 2004-09-30
CIK 1144870

As filed with the Securities and Exchange Commission on September 30, 2004


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                         September 1, 2004: 17,972,242.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                               MEDSOLUTIONS, INC.
                                      INDEX

Part I.      Financial Information                                          Page
                                                                            ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 2003
             (Unaudited) and December 31, 2002                                3

             Condensed Consolidated Statements of Operations for the
             Three and Six Month Periods Ended June 30, 2003 and 2002
             (Unaudited)                                                      4

             Condensed Consolidated Statements of Stockholders' Deficiency
             for the Six Months Ended June 30, 2003 (Unaudited)               5

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2003 and 2002 (Unaudited)              6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                      7

    Item 2.  Management's Discussion and Analysis or Plan of Operation       10

    Item 3.  Controls and Procedures                                         16

Part II.

    Item 1.  Legal Proceedings                                               17

    Items 2. Changes in Securities and Use of Proceeds                       17

    Items 3. Defaults Upon Senior Securities                                 17

    Items 4. Submission of Matters to a Vote of Security Holders             17

    Items 5. Other Information                                               17

    Item 6.  Exhibits and Reports on Form 8-K                                17

Signatures                                                                   20

Exhibit Index                                                                21


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
Commitments, Contingencies and Other Matters


Stockholders' Deficiency:
  Common stock (par value $.001) - authorized 100,000,000
  shares; 16,359,354 and 16,384,354 shares issued at December
    31, 2002 and June 30, 2003, respectively                                16,359             16,384
  MSI Preferred stock (par value $.001) - authorized 100,000,000
     Shares                                                                   --                 --
 Additional paid-in capital                                             19,963,268         20,014,493
 Accumulated deficit                                                   (21,342,687)       (21,286,528)
 Treasury stock, at cost - 12,200 shares of common stock                   (18,000)           (18,000)
                                                                   ---------------    ---------------
     Total Stockholders' Deficiency                                     (1,381,060)        (1,273,651)
                                                                   ---------------    ---------------
     Total Liabilities and Stockholders' Deficiency                $     2,343,484    $     2,575,450
                                                                   ===============    ===============




            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       For the Six Months Ended       For the Three Months Ended
                                                June 30,                       June 30,
                                     ----------------------------    ----------------------------
                                         2002            2003            2002            2003
                                     ------------    ------------    ------------    ------------
                                             (Unaudited)                      (Unaudited)
Revenues:
  Sales                              $  2,521,570    $  2,988,784    $  1,312,978    $  1,411,597
                                     ------------    ------------    ------------    ------------

Operating expenses:
 Cost of sales                          1,864,055       1,782,667         953,308         898,154
 General and administrative
    expenses                              889,090       1,140,018         457,967         565,434
 Depreciation and amortization             57,259         124,548          29,472          69,886
                                     ------------    ------------    ------------    ------------
Total operating expenses                2,810,404       3,047,233       1,440,747       1,533,474
                                     ------------    ------------    ------------    ------------
Income (loss) from operations            (288,834)        (58,449)       (127,769)       (121,877)

Other (income) expense:
 Debt conversion expense                   28,300            --              --              --
 Interest expense                          61,080          60,364          29,601          30,423
 Litigation settlement (credit)              --          (147,270)           --              --
 Other income                             (33,510)        (27,702)        (25,334)         (2,240)
                                     ------------    ------------    ------------    ------------
                                           55,870        (114,608)          4,267          28,183
                                     ------------    ------------    ------------    ------------
Net income (loss)                    $   (344,704)   $     56,159    $   (132,036)   $   (150,060)
                                     ============    ============    ============    ============
Basic net income (loss) per common
share                                $       (.02)   $        .00    $       (.01)   $       (.01)
                                     ============    ============    ============    ============
Diluted net income (loss) per
common share                         $       (.02)   $        .00    $       (.01)   $       (.01)
                                     ============    ============    ============    ============
Weighted average common shares
  outstanding used in basic
  income (loss) per share              15,543,090      16,354,269      15,709,082      16,359,627
                                     ============    ============    ============    ============
Weighted average common shares
  outstanding and dilutive
  securities used in diluted
  income (loss) per share              15,543,090      17,492,770      15,709,082      16,359,627
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

 Six Months Ended June 30, 2003: (Unaudited)
-------------------------------

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
                                               ============   ============    ============    ============


















            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       For the Six Months Ended
                                                              June 30,
                                                       ------------------------
                                                          2002          2003
                                                       ----------    ----------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:


  Net income (loss)                                    $ (344,704)   $   56,159
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                        57,259       124,548
      Provision for bad debts                                --          24,000
      Debt conversion expense                              28,300          --
      Stock issued for services                             2,100          --
      Litigation settlement (credit)                         --        (147,270)
    Changes in assets (increase) decrease
      Accounts receivable                                  12,953      (416,896)
      Supplies                                             12,465         5,980
      Prepaid expenses and other current assets            93,124       114,557
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities           (229,339)       65,803
      Bank overdraft                                     (145,500)        6,550
      Advances from stockholder                            88,554       292,000
                                                       ----------    ----------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                             (424,788)      125,431
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (69,025)      (80,552)
  Increase (decrease) in other
    non-current assets                                    (11,153)          803
                                                       ----------    ----------
      NET CASH USED IN INVESTING
        ACTIVITIES                                        (80,178)      (79,749)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                      635,764        51,250
  Payments on other long-term obligations                 (46,524)      (96,932)
                                                       ----------    ----------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                              589,240       (45,682)
                                                       ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  84,274          --

CASH AND CASH EQUIVALENTS - BEGINNING                        --            --
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS - END                        $   84,274    $     --
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

  Interest paid                                        $   33,727    $   32,590
                                                       ==========    ==========
  Income taxes paid                                    $     --      $     --
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

The denominators for basic and diluted earnings per share ("EPS") consist of the following:

                                                         Six Months     Six Months    Three Months   Three Months
                                                           Ended          Ended          Ended          Ended
                                                          June 30,       June 30,       June 30,       June 30,
                                                            2002           2003           2002           2003
                                                        ------------   ------------   ------------   ------------
Denominator for basic earnings per share - Weighted
average shares outstanding                                15,543,090     16,354,269     15,709,082     16,359,627

Dilutive securities:
Convertible accrued salaries                                 463,052        456,151         463,052       456,151
Convertible debentures and unpaid interest                    47,593         49,383          47,593        49,383
Note payable to stockholder and unpaid interest                 --             --              --            --
Advances from stockholders                                      --          373,467            --         373,467
Shares issuable to employees under stock bonus               259,500        259,500         259,500       259,500
                                                        ------------   ------------    ------------  ------------
        Total                                                770,145      1,138,501         770,145     1,138,501

Denominator for diluted earnings per share - Weighted
average shares outstanding and dilutive securities at
period end                                                15,543,090     17,492,770     15,709,082     16,359,627
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

Michael Moorhead, one of the defendants in the North Carolina action, filed suit in Texas against the Company's former counsel in the North Carolina action claiming, among other things, that the counsel is liable for the loss in such case for failure to timely respond to discovery. The case was styled Michael Moorhead v. Hunton & Williams, et al, 160th Judicial District Court, Dallas County, Texas, Case No. 01-07565. The case was settled on October 17, 2002 and the settlement amount of $50,000 is being held in trust and will be applied to the outstanding bond obligation, if any.

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

                                         December 31,     June 30,
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


Three-Month and Six-Month Periods Ended June 30, 2002 and 2003 (unaudited)

                                       For the Six Months Ended       For the Three Months Ended
                                                June 30,                       June 30,
                                     ----------------------------    ----------------------------
                                         2002            2003            2002            2003
                                     ------------    ------------    ------------    ------------
                                             (Unaudited)                      (Unaudited)
Revenues:
  Sales                              $  2,521,570    $  2,988,784    $  1,312,978    $  1,411,597
                                     ------------    ------------    ------------    ------------

Operating expenses:
 Cost of sales                          1,864,055       1,782,667         953,308         898,154
 General and administrative
    expenses                              889,090       1,140,018         457,967         565,434
 Depreciation and amortization             57,259         124,548          29,472          69,886
                                     ------------    ------------    ------------    ------------
Total operating expenses                2,810,404       3,047,233       1,440,747       1,533,474
                                     ------------    ------------    ------------    ------------
Income (loss) from operations            (288,834)        (58,449)       (127,769)       (121,877)

 Debt conversion expense                   28,300            --              --              --
 Interest expense                          61,080          60,364          29,601          30,423
 Litigation settlement (credit)              --          (147,270)           --              --
 Other income                             (33,510)        (27,702)        (25,334)         (2,240)
                                     ------------    ------------    ------------    ------------
                                           55,870        (114,608)          4,267          28,183
                                     ------------    ------------    ------------    ------------
Net income (loss)                    $   (344,704)   $     56,159    $   (132,036)   $   (150,060)
                                     ============    ============    ============    ============
Basic net income (loss) per common
share                                $       (.02)   $        .00    $       (.01)   $       (.01)
                                     ============    ============    ============    ============
Diluted net income (loss) per
common share                         $       (.02)   $        .00    $       (.01)   $       (.01)
                                     ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                            15,543,090      16,354,269      15,709,082      16,359,627
                                     ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in
  diluted income (loss) per share      15,543,090      17,492,770      15,709,082      16,359,627
                                     ============    ============    ============    ============

EBITDA                               $   (198,065)   $    241,071    $    (72,963)   $    (49,751)
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

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $250,928, or 28.2% to $1,157,518 during the six months ended June 30, 2003 from $889,090 during the six months ended June 30, 2002. The increase was attributable principally to higher payroll and payroll-related expenses, relocation costs of our new executive vice president and chief operating officer and higher travel expenses.

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

June 30, 2003 Compared to June 30, 2002

         Net Cash. Net cash provided by (used in) operating activities was $125,431 during the six months ended June 30, 2003 compared to $(424,788) during the six months ended June 30, 2002. The increase in cash provided reflects net income and higher non-cash expenses related to depreciation and bad debt expense offset by a litigation provision (credit), a decrease in prepaid expenses, an increase in accounts payable and accrued liabilities and an increase in advances from stockholders offset by a substantial increase in accounts receivable and a decrease in our bank overdraft.

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


                                                     MEDSOLUTIONS, INC.


Dated:  September 30, 2004             By: /S/  Matthew H. Fleeger
                                          --------------------------------------
                                          Matthew H. Fleeger, President and
                                          Chief Executive Officer

Dated:  September 30, 2004             By: /S/  Matthew H. Fleeger
                                          --------------------------------------
                                          Matthew H. Fleeger Principal Financial
                                          Officer

                                INDEX TO EXHIBITS
EXHIBIT
  NO.     DESCRIPTION
---------------------

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

         31.2 Certification of Principal Executive Officer. **

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