Form 10QSB/A
period 2003-09-30
MEDSOLUTIONS INC
filed 2004-09-30
CIK 1144870

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

                          September 1, 2004: 17,972,242

     Transitional Small Business Disclosure Format (check one): Yes_ _No_X__

                               MEDSOLUTIONS, INC.
                                      INDEX

Part I.       Financial Information                                         Page
                                                                            ----

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 2003
              (Unaudited) and December 31, 2002                               3


              Condensed Consolidated Statements of Operations for the Three
              and Nine Month Periods Ended September 30, 2003 and 2002        4
              (Unaudited)

              Condensed Consolidated Statements of Stockholders' Deficiency
              for the Nine Months Ended September 30, 2003 (Unaudited)        5

              Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended  September 30, 2003 and 2002 (Unaudited)      6

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                     7

    Item 2.   Management's Discussion and Analysis or Plan of Operation      11

    Item 3.   Controls and Procedures                                        18

Part II.

    Item 1.   Legal Proceedings                                              19

    Items 2.  Changes in Securities and Use of Proceeds                      19

    Items 3.  Defaults Upon Senior Securities                                19

    Items 4.  Submission of Matters to a Vote of Security Holders            19

    Items 5.  Other Information                                              19

    Item 6.   Exhibits and Reports on Form 8-K                               19

Signatures                                                                   20

Exhibit Index                                                                22


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

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
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
                                                                   ================    ================



            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       For the Nine Months Ended      For the Three Months Ended
                                              September 30,                   September 30,
                                     ----------------------------    ----------------------------
                                         2002            2003            2002            2003
                                     ------------    ------------    ------------    ------------
                                              (Unaudited)                     (Unaudited)
Revenues:
  Sales                              $  3,907,250    $  4,304,776    $  1,385,680    $  1,315,992
                                     ------------    ------------    ------------    ------------
Operating expenses:
 Cost of sales                          2,780,402       2,849,321         916,347       1,066,654
 General and administrative
    expenses                            1,348,784       1,892,846         459,694         752,828
 Depreciation and amortization             96,324         190,333          39,065          65,785
                                     ------------    ------------    ------------    ------------
Total operating expenses                4,225,510       4,932,500       1,415,106       1,885,267
                                     ------------    ------------    ------------    ------------
Loss from operations                     (318,260)       (627,724)        (29,426)       (569,275)

Other (income) expense:
 Debt conversion expense                   28,300            --              --              --
 Interest expense                         102,906         108,553          41,826          48,189
 Litigation settlement (credit)              --          (147,270)           --              --
 Other income                             (84,643)        (27,702)        (51,133)           --
                                     ------------    ------------    ------------    ------------
                                           46,563         (66,419)         (9,307)         48,189
                                     ------------    ------------    ------------    ------------
Net loss                             $   (364,823)   $   (561,305)   $    (20,119)   $   (617,464)
                                     ============    ============    ============    ============
Basic net loss per common
share                                $       (.02)   $       (.03)   $       (.00)   $       (.04)
                                     ============    ============    ============    ============
Diluted loss per
common share                         $       (.02)   $       (.03)   $       (.00)   $       (.04)
                                     ============    ============    ============    ============
Weighted average common shares
  outstanding used in basic
  loss per share                       15,637,383      16,367,366      15,827,466      16,394,791
                                     ============    ============    ============    ============
Weighted average common shares
  outstanding and dilutive
  securities used in loss per share    15,637,383      16,367,366      15,827,466      16,394,791
                                     ============    ============    ============    ============














            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003




                                                          MSI Common Stock
                                                     ---------------------------
                                                        Shares         Amount
                                                     ------------   ------------


 Nine Months Ended September 30, 2003: (Unaudited)

 Balance - December 31, 2002                           16,359,354   $     16,359
 MSI common stock sold for cash                            30,000             30
 MSI common stock awarded to directors                    112,000            112

 Net income                                                  --             --
                                                     ------------   ------------
 Balance - September 30, 2003                          16,501,354   $     16,501
                                                     ============   ============


                          ****************************

                                                      Additional
                                                       Paid-in       Accumulated      Treasury
                                                       Capital         Deficit          Stock           Total
                                                     ------------   ------------    ------------    ------------
Nine Months Ended September 30, 2003: (Unaudited)

Balance - December 31, 2002                          $ 19,963,268   $(21,342,687)   $    (18,000)   $ (1,381,060)
MSI common stock sold for cash                             59,970           --              --            60,000
MSI common stock awarded to directors                     111,888           --              --           112,000

Net income (loss)                                            --         (561,305)           --          (561,305)
                                                     ------------   ------------    ------------    ------------
Balance - September 30, 2003                         $ 20,135,126   $(21,903,992)   $    (18,000)   $ (1,770,365)
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
                                                     ===========    ===========


            See Notes to Condensed Consolidated Financial Statements
                                        6

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

Common stock equivalents, consisting of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share for the six months ended June 30, 2004 because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The denominators for basic and diluted earnings per share ("EPS") consist of the following:

                                                         Nine Months     Nine Months    Three Months    Three Months
                                                            Ended           Ended           Ended           Ended
                                                        September 30,   September 30,   September 30,   September 30,
                                                             2002            2003            2002            2003
                                                        -------------   -------------   -------------   -------------
Denominator for basic earnings per share - Weighted
average shares outstanding                                 15,637,383      16,367,366      15,827,466      16,394,791
                                                        =============   =============   =============   =============
Dilutive securities:
Convertible accrued salaries                                  463,052         451,216         463,052         451,216
Convertible debentures and unpaid interest                     47,593          50,278          47,593          50,278
Advances from stockholders                                       --           433,287            --           433,287
Shares issuable to employees under stock bonus                259,500         259,500         259,500         259,500
                                                        -------------   -------------   -------------   -------------
        Total potentially dilutive securities                 770,145       1,194,281         770,145       1,194,281
                                                        =============   =============   =============   =============

Denominator for diluted earnings per share - Weighted
average shares outstanding and dilutive securities at
period end, unless anti-dilutive
                                                           15,637,383      17,561,647      15,827,466      17,589,072
                                                        =============   =============   =============   =============

NOTE 6.  Litigation

On November 25, 1998, the Company was a named defendant, along with several of its officers, in a lawsuit filed in Buncombe County, Superior Court North Carolina. A default judgment was rendered against all defendants in November 1999 as a result of not filing answers in a timely manner. The ruling was appealed to the North Carolina Supreme Court and the Company posted a surety bond in the amount of the judgment of $354,708. The Company's President posted a $100,000 letter of credit secured by a certificate of deposit in connection with the surety bond. The estimated liability due under the judgment amounted to $403,369, including interest accrued since November 1999. The Company provided a $360,000 loss related to this judgment in the 1999 consolidated statement of operations. On June 8, 2001, the Supreme Court in North Carolina affirmed the judgment. In July 2001, the plaintiffs received the amount of the surety bond and the Company paid accrued interest in the amount of $48,255 in December 2001. On August 1, 2001, the bonding company seized the $100,000 certificate of deposit posted in connection with the bond by the Company's President and in December 2001, seized 63,450 shares of the Company's common stock which had been tendered by the plaintiffs as part of the lawsuit. In addition, on November 9, 2001, the bonding company filed a lawsuit against the Company claiming damages of $254,708, (the amount it paid to the plaintiffs on the surety bond less the certificate of deposit), plus interest and attorneys' fees. However, the Company believes that by seizing the shares of common stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have a valid claim against the Company. The Company is examining options regarding claims for indemnification, contribution, and claims against third parties. The Company has not yet made any decisions and such issues remain unresolved. The Company's consolidated balance sheet, as of September 30, 2003, reflects an accrual for losses in connection with this litigation of $260,000. In February 2003, the bonding company's Motion for Summary Judgment was granted and a judgment in the amount of approximately $295,000 was entered against the Company. The Company is currently in settlement discussions with the bonding company to resolve the matter and has reached an agreement in principle to settle the matter.

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

In September 2003 the Board of Directors adopted a compensation program for outside directors. The principal components of the plan call for specific MSI common stock awards for service on the board (20,000 shares per person), for service on committees of the board, including the audit committee, the compensation committee and the stock option committee (5,000, 3,000 and 3,000 shares, respectively), and 10,000 shares for service as chairman of the board. Further, the Board of Directors adopted a program to receive compensation for board meeting attendance of $1,000 or $500 per meeting attended in person or by telephone, respectively. The Company recognized as expense in September 2003 $139,500 related to such expenses through September 30, 2003. In addition, the Board of Directors authorized the payment of interest to board members and officers who have advanced funds to the Company from time to time or who have unpaid accrued salaries by the Company. Accordingly, the Company charged $17,043 to interest expense in September 2003 for such interest accruals. None of the foregoing amounts have been paid at September 30, 2003.

NOTE 10.  Common Stock

During the nine months ended September 30, 2003, we issued 30,000 shares of Common Stock for a total of $60,000.

During the nine months ended September 30, 2003, the Company issued 112,000 shares of Common Stock to directors' for a total value of $112,000.

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

         Our revenues were $4,304,776 for the nine months ended September 30, 2003 (unaudited). We derive our revenues from services to two principal types of customers: (i) long-term care facilities, outpatient clinics, medical and dental offices, municipal entities and other smaller-quantity generators of regulated medical waste ("secondary waste generators"); and (ii) hospitals, blood banks, pharmaceutical manufacturers and other larger-quantity generators of regulated medical waste ("primary waste generators"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with "secondary waste generators" customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with hospitals and other "primary waste generators" customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed amount or percentage. As of September 30, 2003, we served approximately 1,000 customers.


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

--------------------------------------------------------------------------------
         EBITDA is calculated for any period as the sum of net income or loss, plus net interest expense, income tax expense, depreciation expense, and debt conversion expense. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by this measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Revenues. Our revenues decreased $69,688, or 5.0% to $1,315,992 during the three months ended September 30, 2003 from $1,385,680 during the three months ended September 30, 2002. The decrease in revenue from 2002 was primarily due in part to higher medical waste charges to current and new customers including price increases, offset by slightly reduced volume of medical waste processed and the loss of two large customers in the first half of 2003.

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

During the nine months ended September 30, 2003, the Company issued 112,000 shares of Common Stock to directors for a total value of $112,000.

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


                                            MEDSOLUTIONS, INC.


Dated:  September 30, 2004                  By: /S/  Matthew H. Fleeger
                                               ---------------------------------
                                               Matthew H. Fleeger, President and
                                               Chief Executive Officer

Dated:  September 30, 2004                  By: /S/  J. Steven Evans
                                               ---------------------------------
                                               J. Steven Evans, Controller,
                                               Principal Financial Officer

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