Form 10QSB
period 2004-09-30
MEDSOLUTIONS INC
filed 2004-11-19
CIK 1144870

As filed with the Securities and Exchange Commission on November 19, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2004
                         Commission file number: 0-32995


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

The number of shares outstanding of the issuer's common stock on November 1, 2004: 18,141,242.


      Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                    ---   ---

--------------------------------------------------------------------------------

                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

Part I.     Financial Information                                           Page
                                                                            ----

    Item 1. Financial Statements

            Condensed  Consolidated  Balance Sheets at September 30, 2004
            (Unaudited) and December 31, 2003                                  3


            Condensed  Consolidated Statements of  Operations  for the
            Three and Nine Month Periods Ended September 30, 2004 and
            2003 (Unaudited)                                                   4

            Condensed Consolidated Statements of Stockholders' Deficiency
            for the Nine Month Periods Ended September 30, 2004 and
            2003 (Unaudited)                                                   5


            Condensed Consolidated Statements of Cash Flows for the Nine
            Month Periods Ended September 30, 2004 and 2003 (Unaudited)        6

            Notes to Condensed Consolidated Financial Statements (Unaudited)   7

    Item 2. Management's Discussion and Analysis or Plan of Operation         15

    Item 3. Controls and Procedures                                           22

Part II.    Other Information

    Item 1. Legal Proceedings                                                 22

    Item 2. Changes in Securities and Small Business Issuer Purchases
            of Equity Securities                                              22

    Item 3. Defaults Upon Senior Securities                                   22

    Item 4. Submission of Matters to a Vote of Security Holders               23

    Item 5. Other Information                                                 23

    Item 6. Exhibits and Reports on Form 8-K                                  23

    Signatures                                                                26


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements
                       MEDSOLUTIONS, INC.AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                               September 30,     December 31,
                                                                    2004             2003
                                                               -------------    -------------
                                                                (Unaudited)
Current Assets:
  Cash                                                         $        --      $        --
  Accounts receivable - trade, net of allowance of $77,806
    and $78,372                                                    1,246,001        1,333,765
  Prepaid expenses and other current assets                          360,951          219,223
  Supplies                                                            13,123           12,778
                                                               -------------    -------------
      Total Current Assets                                         1,620,075        1,565,766

Property and equipment - at cost, net of accumulated
  Depreciation of $1,245,566 and $951,894                          1,615,566        1,478,176
Intangible assets - Customer list, net of accumulated
  amortization of $182,737 and $50,000                             1,028,000          950,000
Intangible assets - Goodwill                                       1,549,487          961,832
Intangible assets - permits                                           59,644           59,764
Other                                                                 33,035            3,014
                                                               -------------    -------------
      Total Assets                                             $   5,905,807    $   5,018,552
                                                               =============    =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Bank overdraft                                               $       5,190    $     109,991
  Note payable to bank                                                23,569           37,276
  Convertible debentures                                              40,135           40,135
  Current maturities of long-term obligations                        114,407           89,475
  Accounts payable                                                 1,447,554        1,325,953
  Accrued liabilities                                              1,957,474        1,447,951
  Note payable - AmeriTech Environmental, Inc.                       750,000          750,000
  Current maturities - notes payable Med-Con Waste
    Solutions,Inc                                                    390,951             --
  Current maturities - notes payable stockholders                    526,781          338,677
  Current maturities - litigation settlements                        186,253          186,253
  Advances from stockholders                                         348,269          358,395
                                                               -------------    -------------
      Total Current Liabilities                                    5,790,583        4,684,106

Long-term obligations, less current maturities                       413,312          419,050
Notes payable - Med-Con Waste Solutions, Inc., less
  current maturities                                                 359,050             --
Notes payable - stockholders, less current maturities              1,011,861          525,919
Litigation settlements, less current maturities                       99,810          212,989
                                                               -------------    -------------
      Total Liabilities                                            7,674,616        5,842,064
                                                               -------------    -------------
Commitments, Contingencies and Other Matters

Stockholders' Deficiency:
  Common stock (par value $.001) - 100,000,000 shares
    authorized; 18,141,242 and 18,084,703 shares issued
    at September 30, 2004 and December 31, 2003                       18,141           18,084
  Preferred stock (par value $.001) - 100,000,000
    shares authorized; 0 and 0 shares issued at September
    30, 2004 and December 31, 2003                                      --               --
Additional paid-in capital                                        21,407,757       21,476,848
Accumulated deficit                                              (23,176,707)     (22,300,444)
Treasury stock, at cost - 12,200 shares of common stock              (18,000)         (18,000)
                                                               -------------    -------------
      Total Stockholders' Deficiency                              (1,768,809)        (823,512)
                                                               -------------    -------------
      Total Liabilities and Stockholders' Deficiency           $   5,905,807    $   5,018,552
                                                               =============    =============



            See Notes to Condensed Consolidated Financial Statements


                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Nine Months Ended      For the Three Months Ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
                                                      (Unaudited)                      (Unaudited)
Revenues:
    Sales                                     $  5,889,049    $  4,304,776    $  1,994,192    $  1,315,992
                                              ------------    ------------    ------------    ------------

Operating expenses:
   Cost of sales                                 4,368,869       2,849,321       1,447,420       1,066,654
   General and administrative
       expenses                                  1,612,120       1,892,846         526,246         752,828
   Depreciation and amortization                   409,195         190,333         132,688          65,785
   Impairment of customer list                     139,330            --           139,330            --
                                              ------------    ------------    ------------    ------------
Total operating expenses                         6,529,514       4,932,500       2,245,684       1,885,267
                                              ------------    ------------    ------------    ------------
Income (loss) from operations                     (640,465)       (627,724)       (251,492)       (569,275)

Other (income) expenses:
   Interest expense                                237,654         108,553          78,876          48,189
   Litigation settlement                              --          (147,270)           --              --
   Other income                                     (1,856)        (27,702)           --              --
                                              ------------    ------------    ------------    ------------
                                                   235,798         (66,419)         78,876          48,189
                                              ------------    ------------    ------------    ------------
Net income (loss)                             $   (876,263)   $   (561,305)   $   (330,368)   $   (617,464)
                                              ============    ============    ============    ============

Basic net income (loss) per common share      $      (0.05)   $      (0.03)   $      (0.02)   $      (0.04)
                                              ============    ============    ============    ============

Diluted net income (loss) per common share    $      (0.05)   $      (0.03)   $      (0.02)   $      (0.04)
                                              ============    ============    ============    ============

Weighted average common shares
    used in basic income (loss)
    per share                                   18,113,411      16,367,366      17,987,899      16,394,791
                                              ============    ============    ============    ============
Weighted average common shares
    and dilutive securities used in diluted
    income (loss)  per share                    18,113,411      16,367,366      17,987,899      16,394,791
                                              ============    ============    ============    ============






         See Notes to Condensed Consolidated Financial Statements


                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED September 30, 2004
                                   (Unaudited)

                                                            MSI Common Stock             MSI Preferred Stock
                                                     -----------------------------  -----------------------------

                                                        Shares          Amount          Shares          Amount
                                                     ------------    ------------    ------------    ------------
Nine Months Ended September 30, 2004: (Unaudited)

Balance - December 31, 2003                            18,084,703    $     18,084            --      $       --
MSI common stock sold for cash                            100,000             100            --              --
MSI common stock issued for 2001 bonus                    115,000             115            --              --
MSI common stock bonuses cancelled by the Company            --              --              --              --
MSI common stock issued in partial payment for
  assets of Bray                                           29,867              30            --              --
MSI common stock issued for consulting services             8,500               9            --              --
MSI common stock issued for director fees                  20,000              20            --              --
MSI common stock reversal of shares issued due to
  clawback provision for AmeriTech acquisition           (365,828)           (366)           --              --
MSI common stock issued in partial payment for
  assets of Med-Con                                       149,000             149            --              --

Net loss                                                     --              --              --              --
                                                     ------------    ------------    ------------    ------------
Balance - September 30, 2004                           18,141,242    $     18,141            --      $       --
                                                     ============    ============    ============    ============



                                                      Additional
                                                       Paid-in        Accumulated     Treasury
                                                       Capital          Deficit         Stock            Total
                                                     ------------    ------------    ------------    ------------

Nine Months Ended September 30, 2004: (Unaudited)

Balance - December 31, 2003                          $ 21,476,848    $(22,300,444)   $    (18,000)   $   (823,512)
MSI common stock sold for cash                            129,900            --              --           130,000
MSI common stock issued for 2001 bonus                       (115)           --              --              --
MSI common stock bonuses cancelled by
  the Company                                            (144,500)           --              --          (144,500)
MSI common stock issued in partial payment for
  assets of Bray                                           22,369            --              --            22,400
MSI common stock issued for consulting services             8,491            --              --             8,500
MSI common stock issued for director fees                  19,980            --              --            20,000
MSI common stock reversal of shares issued
  due to clawback provisions for
  AmeriTech acquisition                                  (254,067)           --              --          (254,434)
MSI common stock issued in partial
  payment for assets of Med-Con                           148,851            --              --           149,000

Net loss                                                     --          (876,263)           --          (876,263)
                                                     ------------    ------------    ------------    ------------
Balance - September 30, 2004                         $ 21,407,757    $(23,176,707)   $    (18,000)   $ (1,768,809)
                                                     ============    ============    ============    ============






            See Notes to Condensed Consolidated Financial Statements


                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Nine Months Ended
                                                                September 30,
                                                          --------------------------
                                                              2004           2003
                                                          -----------    -----------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                       $  (876,263)   $  (561,305)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           409,195        190,333
      Impairment of customer list                             139,330           --
      Provision for bad debts                                  36,000         36,768
      Litigation settlement                                      --         (147,270)
      Stock issued for services                                28,500        112,000
      Cancellation of accrued bonuses                        (144,500)          --
    Changes in assets (increase) decrease:
      Accounts receivable                                      51,764       (234,425)
      Supplies                                                   (345)         9,319
      Prepaid expenses and other current assets               188,993         85,372
      Other non-current assets                                (50,656)         1,064
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities                246,168        215,937
      Bank overdraft                                         (104,801)         9,542
      Advances from stockholders                              (10,126)       457,201
                                                          -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                            (86,741)       174,536
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (261,803)      (103,586)
  Asset Acquisition of Med-Con Waste Solutions, Inc.         (250,000)          --
                                                          -----------    -----------

      NET CASH USED IN INVESTING ACTIVITIES                  (511,803)      (103,586)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                          130,000         60,000
  Proceeds from note payable - stockholder                  1,050,000           --
  Payments on long-term obligations to stockholders          (375,954)       (76,402)
  Payments on long-term obligations to others                (205,502)       (54,548)
                                                          -----------    -----------
      NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                            598,544        (70,950)
                                                          -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        --             --

CASH AND CASH EQUIVALENTS - BEGINNING                            --             --
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS - END                           $      --      $      --
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                           $   188,197    $    75,654
                                                          ===========    ===========
  Income taxes paid                                       $      --      $      --
                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH FLOW INFORMATION:
  Common stock reduced in connection to clawback
    provision regarding AmeriTech acquisition             $   254,433    $      --
                                                          ===========    ===========
  Common stock issued for Bray and Med-Con acquisitions   $   171,400    $      --
                                                          ===========    ===========
  Debt issued in connection with property acquired        $      --      $   113,967
                                                          ===========    ===========
  Notes issued to Med-Con Waste Solutions, Inc.           $   750,000    $      --
                                                          ===========    ===========
  Common stock issued for services                        $    28,500    $      --
                                                          ===========    ===========



            See Notes to Condensed Consolidated Financial Statements

                       MEDSOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. (MSI) was incorporated in Texas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc. (EMSI), principally collects, transports, treats and disposes of regulated medical waste in north Texas, south Texas, Oklahoma, Louisiana and Arkansas. During 2002, the Company formed three new wholly-owned subsidiaries: ShredSolutions, Inc., SharpSolutions, Inc. and EnviroClean Transport Services, Inc. These subsidiaries did not have any significant operations during 2003 or 2004. Effective October 3, 2003, the Company acquired the business and certain assets of AmeriTech
Environmental, Inc. ("AmeriTech"), and on September 30, 2004, acquired the business of Med-Con Waste Solutions, Inc. ("Med-Con"), (See Note 6) both Texas corporations in the regulated medical waste industry.


NOTE  2.  Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 14, 2004, for the year ended December 31, 2003.

The accompanying consolidated financial statements include the accounts of the Company, its 99% owned subsidiary, EMSI, and its newly formed subsidiaries. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Goodwill and Intangible Assets
------------------------------

AmeriTech

In November 2003, the Company acquired certain of the assets, including a customer list, of AmeriTech in an acquisition accounted for as a purchase. The Company, based on an independent appraisal, assigned $1,000,000 to the value of the customer list acquired and established a useful life of five years over which to amortize the assigned cost. During the quarter ended June 30, 2004 and in accordance with the acquisition agreement, the Company calculated a purchase price adjustment with respect to the customer list acquired from AmeriTech. The calculation resulted in a purchase price reduction of $254,433, which lowered the assigned value of the customer list acquired. This reduction reduced the number of shares issued to AmeriTech at the time of purchase by 365,828 shares. During the quarter ended September 30, 2004, the Company further determined in accordance with the provisions of SFAS No. 142 that there was an impairment of $139,330 to the customer list acquired from AmeriTech. Accordingly, the Company recorded a charge of $139,330 during the three and nine months ended September 30, 2004, to reflect the decrease in the net carrying value.The Company has recorded $132,737 in amortization expense for the nine months ended September 30, 2004. Going forward, amortization expense for each year will approximate $107,000.

As part of the acquisition, the Company also recorded goodwill of approximately $1,000,000. The goodwill is subject to an annual impairment test. The Company performs its annual impairment test at December 31 each year unless there are indicators that such test should be performed sooner.

Med-Con

During the quarter ended September 30, 2004, the Company acquired certain assets, including a customer list, of Med-Con in an acquisition accounted for as a purchase. The Company, based on a preliminary allocation of the purchase price, has assigned $574,500 to customer list and $576,500 to goodwill. Amoritization expense of the customer list for each year will approximate $114,900.


NOTE  2.  Basis of Presentation and Accounting Policies (Continued)

Stock-Based Compensation

During the year ended  December  31,  2003,  the Company  adopted  SFAS No. 148,
"Accounting  for  Stock-based   Compensation-Transition  and  Disclosure."  This
statement amended Statement No. 123, "Accounting for Stock-based  Compensation."
As  permitted  under  Statement  No.  123,  the Company  continues  to apply the
Accounting Principles Board

Stock-Based Compensation (Continued)

Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table presents pro- forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

                                                           (in thousands)
                                      For the Nine Months Ended    For the Three Months Ended
                                            September 30,                 September 30,
                                      -------------------------    --------------------------
                                         2004           2003          2004            2003
                                      ----------     ----------    ----------      ----------
                                             (Unaudited)                  (Unaudited)
Net Income (Loss)                     $     (876)    $     (561)   $     (330)     $     (617)

Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                             (97)          --            --              --
                                      ----------     ----------    ----------      ----------
Pro-forma loss under
Fair Value Method                     $     (973)    $     (561)   $     (330)     $     (617)
                                      ==========     ==========    ==========      ==========
Income (loss) per share
Basic and Diluted                     $    (0.05)    $    (0.03)   $    (0.02)     $    (0.04)

Per share stock-based employee
compensation cost, net of tax
effect, under fair value accounting        (0.00)          --            --              --
                                      ----------     ----------    ----------      ----------
Pro-forma loss share basic
& diluted                             $    (0.05)    $    (0.03)   $    (0.02)     $    (0.04)
                                      ==========     ==========    ==========      ==========

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the nine months ended September 30, 2004, the Company granted 131,118 stock options to employees. The exercise price of the stock options was $1.00 and they vested immediately. The fair value of such options granted was $0.74. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of September 30, 2004 and December 31, 2003 was 171,118 and 40,000, respectively. In calculating the fair values of the stock options, the following assumptions were used:

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

The adoption of this pronouncement is not expected to have a material effect on the Company's condensed consolidated financial statements.

NOTE 5. Acquisition of Certain Assets of AmeriTech Environmental, Inc. and B. Bray Medical Waste Service

On October 3, 2003, the Company signed a letter of intent to acquire certain of the assets, including customer contracts, assume certain of the liabilities and take over the regulated medical waste operations of AmeriTech, in exchange for a combination of cash, a promissory note and shares of the Company's common stock, par value $.001 (the "Common Stock"). Pursuant to the definitive asset purchase agreement dated as of November 7, 2003, by and between the Company and AmeriTech, the transaction was completed by an assignment by AmeriTech to the Company of all of its regulated medical waste disposal customer contracts, which covered approximately 800 customers. The other assets acquired consisted primarily of equipment associated with AmeriTech's regulated medical waste disposal business and a parcel of real property located in Houston, Texas.

The purchase  price for the  acquired  assets was $650,000 in cash, a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, with all principal and accrued interest due on the first anniversary of the note (See Note 16), and 705,072 shares of Common Stock. As discussed in Note 2, the Company adjusted the AmeriTech purchase price with respect to the customer list acquired from AmeriTech. The adjustment resulted in a purchase price reduction of $254,433 which reduced the number of shares issued in consideration for the acquisition by 365,828 shares. The cash portion of the purchase price was funded from the proceeds of sales of Common Stock in private placements and $400,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the amount of revenues AmeriTech generated from its regulated medical waste disposal business during the first three quarters of 2003. See Notes 2 and 11 concerning the adjustment of the number of shares issued to Ameritech Environmental, Inc. for the purchase price. The Company has not complied with the Form 8-K reporting requirements of the Securities and Exchange Commission ("SEC"). The Company has not yet completed its audit of AmeriTech. The Company is required to file 2 years of historical financial statements to comply with such SEC reporting requirements.

NOTE 5. Acquisition of Certain Assets of AmeriTech Environmental, Inc. and B. Bray Medical Waste Service (Continued)

Effective January 1, 2004, the Company acquired the customer contracts and took over the regulated medical waste operations of B. Bray Medical Waste Service, a Texas sole proprietorship. The purchase price for the acquired assets was (i) $11,200 cash and (ii) 29,867 shares of the Company's Common Stock valued at $22,400 for a total purchase price of $33,600, allocated $30,000 to customer list and $3,600 to goodwill.

NOTE  6.  Acquisition of Certain Assets of Med-Con Waste Solutions, Inc.

On September 30, 2004, the Company acquired certain of the assets, including customer contracts, and assumed certain of the liabilities and took over the regulated medical waste operations of Med-Con Waste Solutions, Inc., a Texas corporation ("Med-Con"), in exchange for a combination of cash, promissory notes and shares of the Company's Common Stock. Pursuant to the definitive asset purchase agreement dated as of September 30, 2004, by and between the Company and Med-Con, the transaction was accomplished by an assignment by Med-Con to the Company of all of its regulated medical waste disposal customer contracts, which cover approximately 330 customers. The other assets acquired consisted primarily of equipment associated with Med-Con's regulated medical waste disposal business.

The purchase price for the acquired assets was (i) $250,000 cash, (ii) a promissory note in the original principal amount of $500,000 bearing interest at a rate per annum of 7%, payable in 30 equal monthly installments of principal and interest with the first such installment due on January 1, 2005, (iii) a promissory note in the original principal amount of $250,000, with no interest, and with the principal amount and the due date subject to adjustment based upon the delivery by Med-Con to the Company of consents to the assignment of the customer contracts acquired from Med-Con within 75 days of the closing of the transaction, (iv) and 149,000 shares of Common Stock. The principal amount of the $500,000 promissory note may be decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from Med-Con for the ensuing 90 days following the closing of the transaction. The Company also purchased approximately $75,000 in equipment and assumed approximately $75,000 in liabilities from Med-Con. The cash portion of the purchase price was funded from part of the proceeds of stockholder advances in anticipation of the Company converting these advances into shares of the Company's Series A 10% Convertible Preferred Stock, par value $.001 (the "Series A Preferred Stock"), during the quarter ending December 31, 2004, and $300,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the average annualized amount of revenues Med-Con generated from its regulated medical waste disposal business during the months of May, June, July and August 2004.

MedSolutions purchased the following assets and assumed the liabilities shown in the following table in exchange for the amount paid.


                             Description                                Amount

      Purchase price:
      Cash paid                                                       $  250,000
      Promissory note                                                    750,000
      Common stock, 149,000 shares                                       149,000
      Acquisition related costs                                            2,000
                                                                      ----------

      Total acquisition cost                                          $1,151,000
                                                                      ==========

      Assets acquired:

      Preliminary allocation to customer list, to be amortized over
      five years                                                      $  574,500
      Preliminary allocation to goodwill                                 576,500
                                                                      ----------

      Total assets acquired                                           $1,151,000
                                                                      ==========

Results of operations of Med-Con have not been included in the consolidated financial statements for the three and nine months periods since the acquisition occurred on September 30, 2004. The purchase price may be adjusted for increases or decreases in revenues realized by the Company from the customer contracts acquired from Med-Con and for other expenses incurred in finalizing the acquisition.

The following table presents the unaudited pro forma combined results of operations of the Company and Med-Con as if they had been combined from the beginning of 2004 (the operating results for 2003 are not available):

                                                                  Pro forma
                                                                Combined for
                                                               the Nine Months
                                                             Ended September 30,
                                                                    2004
         Revenues:
           Net Sales                                            $  6,550,952

           Net loss                                             $ (1,119,651)

         Basic net loss per common share                        $      (0.06)
         Weighted average common shares
           outstanding - basic and diluted                        18,254,769

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of the beginning of fiscal year 2004, nor are they necessarily indicative of future consolidated results.

NOTE 7.  Net Income (Loss) Per Share of Common Stock

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

Common Stock equivalents, consisting of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share for the nine months ended September 30, 2004 because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The denominators for basic and diluted earnings per share ("EPS") consist of the following:

                                                                        Nine         Nine        Three        Three
                                                                       Months       Months       Months       Months
                                                                        Ended        Ended        Ended        Ended
                                                                      Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                        2004         2003         2004         2003
                                                                     ----------   ----------   ----------   ----------
Denominator for basic earnings per share - Weighted average shares
outstanding                                                          18,113,411   16,367,366   17,987,809   16,394,791
                                                                     ==========   ==========   ==========   ==========
Dilutive securities:
Convertible accrued salaries                                            513,478      451,216      513,478      451,216
Options to purchase common stock                                        171,118         --        171,118         --
Convertible debentures and unpaid interest                               53,857       50,278       53,857       50,278
Convertible note payable to stockholders and accrued interest           918,437         --        918,437         --
Advances from stockholders                                              393,890      433,287      393,890      433,287
Employee bonus plan                                                        --        259,500         --        259,500
                                                                     ----------   ----------   ----------   ----------
        Total potentially dilutive securities                         2,050,780    1,194,281    2,050,780    1,194,281
                                                                     ==========   ==========   ==========   ==========
Denominator for diluted earnings per share - Weighted average
shares outstanding and dilutive securities at period end             18,113,411   16,367,366   17,987,809   16,394,791
                                                                     ==========   ==========   ==========   ==========

NOTE 8.  Litigation

On November 3, 2003, a settlement agreement with a bonding company was reached requiring the immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The accompanying consolidated balance sheets as of December 31, 2003 and September 30, 2004, includes the remaining liability to the bonding company of $212,093 and $159,070, respectively.

The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. An accrual of $290,000 was reflected in the December 31, 2001 and 2002 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 the Company reached a settlement with the State of Texas the terms of which require that we pay the State $240,620 in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement enabled the Company to record a favorable litigation settlement credit to income of $147,270 in the three months ended March 31, 2003.

The accompanying consolidated balance sheets as of December 31, 2003 and September 30, 2004, includes the remaining liability to the State of Texas of $187,149 and $126,994, respectively.

The Company is also subject to various other matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 9.  Business Disruption

The Company and the University of Texas Medical Branch (UTMB) amended their operating agreement for the incineration facility during the three months ended September 30, 2004, resulting in UTMB installing at its own expense an autoclave system for waste treatment to be managed by the Company. The amendment requires the Company to pay the following estimated monthly amounts during the contract years:



                         Fixed Facility                             Variable
                          Maintenance           Capital            Usage Fee
    Contract Years        and Use Fee         Renewal Fee        -------------
    --------------       --------------       -----------        (Based on waste
                                                                   incinerated)

         2001               $ 17,500            $ 10,833          $.005 per lb.
         2002               $ 18,500            $ 20,208          $.005 per lb.
         2003               $ 19,500            $ 27,159          $.005 per lb.
         2004               $ 12,500            $ 30,290          $.005 per lb.
         2005               $ 12,500            $ 31,366          $.005 per lb.

Further, the Company agreed to pay UTMB $0.035 per pound for all third party waste processed through the autoclave with a guarantee by the Company to pay a monthly minimum amount of no less then $21,000.00 for such processing. The Company is required to pay $2,700 towards the facility's utility costs. The contract is cancelable by either party with a one year written notice and payment of the remaining capital renewal fee if cancelled by the Company. The Company operates the incineration facility under the revised agreement one week per month with UTMB paying the utility costs in excess of $2,700. In exchange, certain of the processing fees charged by us to UTMB were modified in the most recent amendment.

NOTE 10.  Accrued Liabilities

          Accrued liabilities consist of the following:

                                          Sept. 30,    December 31,
                                        ------------   ------------
                                            2004           2003
                                        ------------   ------------
                                         (Unaudited)

            Salaries                    $    481,986   $    458,752
            Payroll and other taxes          326,556        203,212
            Royalty obligation                17,000         61,112
            Interest                         148,020         94,069
            Processing expenses              158,631        145,414
            Insurance                        392,680        191,647
            Other accrued liabilities        432,601        293,745
                                        ------------   ------------
                                        $  1,957,474   $  1,447,951
                                        ============   ============


NOTE 11. Promissory Notes to Stockholders

On March 7, 2004, the Company issued a $500,000 convertible promissory note to a stockholder bearing interest at a rate of 10 percent. The note is payable in 36 equal monthly installments of $16,133. The note is convertible into Common Stock at the rate of $0.75 per share subject to anti-dilution provisions. The Company used $186,660 of the proceeds of this note to pay unpaid payroll taxes from the second quarter of 2004.

On July 7, 2004, the Company issued a $250,000 promissory note to a stockholder bearing interest at the prime rate (as published in the Wall Street Journal) plus eight percent (8.0%). The note is payable in 36 monthly installments of $8,333.

As discussed in Note 6 with regard to the Med-Con acquisition, the Company issued two promissory notes in the amounts of $150,000 each for an aggregate sum of $300,000 to two stockholders. One promissory note is convertible into Common Stock and bears an interest rate of 10 percent. The note is payable in 36 equal monthly installments of $4,840. The note is convertible into Common Stock at the rate of $1.00 per share subject to anti-dilution provisions. The second promissory note is non-convertible and bears interest at the prime rate (as published in the Wall Street Journal) plus eight percent (8.0%) and is payable in 34 monthly installments of $13,590.

NOTE 12. Stockholders' Equity

During the nine months ended September 30, 2004, the Company sold 100,000 shares of Common Stock to two stockholders for a total consideration of $130,000.

The Company has issued 8,500 shares of Common Stock to two stockholders for services purchased with a charge to expense in the amount of $8,500.

The Company issued 20,000 shares of Common Stock to directors for their services on the Company's Board of Directors and on certain committees thereof during the three months ended September 30, 2004.

The Company issued 29,900 shares of Common Stock as partial payment for the assets purchased with regard to the Bray acquisition and also issued 115,000 shares of Common Stock to two executives. The executives received the shares in satisfaction of a 2001 bonus which was charged to operations and credited to additional paid-in capital in 2001.

As discussed in Note 2, the Company adjusted the AmeriTech purchase price with respect to the customer list acquired from AmeriTech. The adjustment resulted in a purchase price reduction of $254,433 which reduced the number of shares issued in consideration for the acquisition by 365,828 shares.

As discussed in Note 6, the Company issued 149,000 shares of Common Stock as partial payment for the assets purchased with regard to the Med-Con acquisition.

NOTE 13. Related Party and Other Transactions

For the nine months ended September 30, 2004 and 2003, the Company charged interest expense of $121,312 and $42,201, respectively, arising from debts to related parties.

In addition, certain stockholders of the Company advanced $100,000 during the nine months ended September 30, 2004 in anticipation of the Company converting these advances into shares of Series A Preferred Stock once the Company has filed the appropriate documents with the state of Texas.


NOTE 14.  Payroll Tax Delinquency

At September 30, 2004, unpaid fourth quarter 2003 and first quarter 2004 payroll taxes amounted to approximately $285,480 including estimated penalties and interest. The Company paid the second quarter 2004 and part of the first quarter 2004 payroll taxes in the amount of $186,660 on July 9th, 2004 and is in the process of negotiating a payment program with the Internal Revenue Service to satisfy the remaining amounts owed.


NOTE 15.  Bonus Expense

In 2001, the Company recorded a charge to operations for employee bonuses which was to be payable by the future issuance of shares of Common Stock. Since that time, several employees have since left the Company and therefore forfeited their bonuses. As a result, the Company has reversed such charge by $144,500 and recorded a reduction in operating expenses for the nine months ended September 30, 2004.


NOTE 16.  Subsequent Event

In regards to the note payable to AmeriTech in the amount of $750,000 which was due on November 7, 2004, the Company has issued a letter to AmeriTech dated November 12, 2004 asserting that the Company is disputing such note as a partial remedy for certain breaches of AmeriTech's representations, warranties, covenants and/or obligations under the Asset Purchase Agreement dated November 7, 2003 and is seeking to cancel such note.

The Company failed to pay the scheduled November 7, 2004 payment of $53,023 to the bonding company in connection with certain litigation discussed in Note 8 above. The Company has had verbal discussions with the bonding company to pay the required payment by December 31, 2004.

The Company has not made its October 30, 2004 payment on the $250,000 Med-Con promissory note since the seller has not provided the Company with the required supporting customer contract assignment documentation in accordance with the terms of the purchase agreement. The Company has not received any notice of default and is in the process of settlement with Med-Con.


                         ******************************

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

         Our revenues were $5,889,049 for the nine months ended September 30, 2004 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small account" customers), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium account" customers) and
(iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large account" customers). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small account customers generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us of its intent not to renew prior to completion of the contract. Contracts with medium account customers and large account customers, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At September 30, 2004, we served over 2,000 customers.


Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

                                                For the Nine Months Ended      For the Three Months Ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
                                                      (Unaudited)                      (Unaudited)
Revenues:
    Sales                                     $  5,889,049    $  4,304,776    $  1,994,192    $  1,315,992
                                              ------------    ------------    ------------    ------------
Operating expenses:
   Cost of sales                                 4,368,869       2,849,321       1,447,420       1,066,654
   General and administrative
       expenses                                  1,612,120       1,892,846         526,246         752,828
   Depreciation and amortization                   409,195         190,333         132,688          65,785
   Impairment of customer list                     139,330            --           139,330            --
                                              ------------    ------------    ------------    ------------
Total operating expenses                         6,529,514       4,932,500       2,245,684       1,885,267
                                              ------------    ------------    ------------    ------------
Income (loss) from operations                     (640,465)       (627,724)       (251,492)       (569,275)

Other (income) expenses:
   Interest expense                                237,654         108,553          78,876          48,189
   Litigation settlement                              --          (147,270)           --              --
   Other income                                     (1,856)        (27,702)           --              --
                                              ------------    ------------    ------------    ------------
                                                   235,798         (66,419)         78,876          48,189
                                              ------------    ------------    ------------    ------------
Net income (loss)                             $   (876,263)   $   (561,305)   $   (330,368)   $   (617,464)
                                              ============    ============    ============    ============

Basic net income (loss) per common share      $      (0.05)   $      (0.03)   $      (0.02)   $      (0.04)
                                              ============    ============    ============    ============

Diluted net income (loss) per common share    $      (0.05)   $      (0.03)   $      (0.02)   $      (0.04)
                                              ============    ============    ============    ============

Weighted average common shares
    used in basic income (loss)
    per share                                   18,113,411      16,367,366      17,987,899      16,394,791
                                              ============    ============    ============    ============
Weighted average common shares
    and dilutive securities used in diluted
    income (loss)  per share                    18,113,411      16,367,366      17,987,899      16,394,791
                                              ============    ============    ============    ============
EBITDA (1)                                    $    (90,083)   $   (262,419)   $     20,526    $   (503,490)
                                              ============    ============    ============    ============

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

EBITDA is calculated as follows:
Net income (loss)                          $(876,263)   $(561,305)   $(330,368)   $(617,464)
Interest expense                             237,655      108,553       78,876       48,189
Depreciation and amortization expense
 (including impairment of customer list)     548,525      190,333      272,018       65,785
                                           ---------    ---------    ---------    ---------
EBITDA                                     $ (90,083)   $(262,419)   $  20,526    $(503,490)
                                           =========    =========    =========    =========

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

         Revenues. Our revenues increased $1,584,273, or 36.8% to $5,889,049 during the nine months ended September 30, 2004 from $4,304,776 during the nine months ended September 30, 2003. The increase in revenue from 2003 was primarily due to approximately $1,750,000 of additional revenue realized from our acquisition of the business of AmeriTech Environmental, Inc. ("AmeriTech") effective October 3, 2003, offset by reduced volume of medical waste processed and lower revenues realized from price decreases to certain of our customers caused by extremely competitive pricing being exerted by our principal competitor in the Texas market. The Company also resumed charging annual fees and implemented fuel surcharges to its Customers during the nine months ended September 30, 2004, which accounted for approximately $160,000 in additional revenue.

         Cost of Sales. Our cost of sales increased $1,519,548 or 53.3% to $4,368,869 during the nine months ended September 30, 2004 from $2,849,321 during the nine months ended September 30, 2003. Gross margin for the Company declined to 25.8% during the nine months ended September 30, 2004 compared to 33.8% for the nine months ended September 30, 2003. The primary cause for the decrease in our gross margin is due to increased costs associated with transportation, mainly in fuel, transportation equipment leased to service the customers acquired in the AmeriTech acquisition and incremental employee costs. During the nine months ended September 30, 2004, the Company incurred external processing costs in south Texas while internal processing costs remained flat in the comparable periods. The Company also incurred start-up costs from expansion in Oklahoma where the Company is building a presence in that state. To offset these increased costs, management has implemented cost savings through the new agreement with the University of Texas Medical Branch ("UTMB") by absorbing the external processing costs using the new autoclave at UTMB at cheaper internal costs. This new agreement will also allow the Company to recognize cost savings in transportation due to the elimination of long haul costs between north and south Texas, since south Texas customers will have their waste treated at the autoclave at UTMB versus hauling their waste to be treated at our autoclave in Garland, Texas. Some of our cost savings are offset by pricing pressure within the market place from a major competitor which has caused the Company to renew contracts using lower rates, and additional costs associated with our acquisition of the business of AmeriTech effective October 3, 2003.

         Selling, general and administrative expenses. Our selling, general and administrative expenses decreased $280,726, or 14.8% to $1,612,120 during the nine months ended September 30, 2004 from $1,892,846 during the nine months ended September 30, 2003. The decrease was attributable principally to lower payroll and payroll-related expenses resulting from an expense credit of $144,500 arising from bonuses awarded to certain employees and expensed in the year ended December 31, 2001, that was reversed in January 2004. Certain employees elected to decline their bonus and others have since left the Company and therefore have forfeited their bonus. Expenses that offset the decrease were primarily attributable to marketing costs associated with new advertising and product brochures, new sales commission incentives, penalties due to the non-payment of taxes and higher legal and accounting fees.

         Depreciation and Amortization. Depreciation and amortization increased by $218,862 or 115% to $409,195 during the nine months ended September 30, 2004 from $190,333 during the nine months ended September 30, 2003. The increase was due primarily to amortization expense of $132,737 related to the value assigned to the customer list arising from our acquisition of certain assets of AmeriTech effective October 3, 2003 and from a small acquisition that occurred in January 2004.

         Impairment of customer list. As of September 30, 2004, the Company determined in accordance with the provisions of SFAS No. 142 there was an impairment of $139,330 to the customer list acquired from AmeriTech. Accordingly, the Company charged additional amortization expense of $139,330 in the three months ended September 30, 2004, to reflect the decrease in the net carrying value.

         Interest expense. Our interest expense increased $129,101 or 119% to $237,654 during the nine months ended September 30, 2004 from $108,553 during the nine months ended September 30, 2003. Interest expense primarily increased in 2004 as compared to 2003 due to the debt financing associated with our acquisition of certain assets of AmeriTech effective October 3, 2003, including the direct loan used as part of the consideration, interest on additional loans and advances from stockholders to effect the acquisition, and from the $500,000 and $250,000 stockholder loans entered into during the first quarter and third quarter, respectively, of 2004. (See Note 11 to our Condensed Consolidated Financial Statements).

         Litigation settlement. On March 3, 2003, we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003.

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the Company either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the creditors lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $876,263 during the nine months ended September 30, 2004 compared to net loss of $561,305 during the nine months ended September 30, 2003.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

         Revenues. Our revenues increased $678,200, or 51.5% to $1,994,192 during the three months ended September 30, 2004 from $1,315,992 during the three months ended September 30, 2003. The increase in revenue from 2003 was primarily due to approximately $532,000 of additional revenue realized from our acquisition of the business of AmeriTech effective October 3, 2003, offset by reduced volume of medical waste processed and lower revenues realized from price decreases to certain of our customers caused by extremely competitive pricing being exerted by our principal competitor in the Texas market. The Company also resumed charging annual fees and implemented fuel surcharges to its Customers during the three months ended September 30, 2004 which accounted for approximately $62,000 in additional revenue.

         Cost of Sales. Our cost of sales increased $380,765 or 35.7% to $1,447,420 during the three months ended September 30, 2004 from $1,066,654 during the three months ended September 30, 2003. Gross margin for the Company during the three months ended September 30, 2004 increased to 27.4% compared to 18.9% for the three months ended September 30, 2003. The primary cause for the increase in our gross margin is due to the increase in revenue from the AmeriTech acquisition plus fuel surcharges billed to our customers in 2004 which were not charged in 2003 and decreases in container costs from customers using reusable containers verses consumable boxes. Other cost decreases were in transportation and processing costs resulting from the new agreement with UTMB. Some of our cost savings are offset by pricing pressure within the market place from a major competitor which has caused the Company to renew contracts using lower rates and additional costs associated with our acquisition of the business of AmeriTech effective October 3, 2003.

         Selling, general and administrative expenses. Our selling, general and administrative expenses decreased $226,582 or 30.1% to $526,246 during the three months ended September 30, 2004 from $752,828 during the three months ended September 30, 2003. The decrease during the three months ended September 30, 2004 was due primarily to decreases in executive and management salaries, director fees and decreased advertising and promotional costs, offset by higher penalties to the IRS from the non payment of payroll taxes and increased professional fees.

         Depreciation and amortization. Depreciation and amortization increased by $66,903 or 101.7% to $132,688 for the three months ended September 30, 2004 from $65,785 during the three months ended September 30, 2003. The increase was due primarily to amortization expense of $37,278 related to the value assigned to the customer list arising from our acquisition of certain assets of AmeriTech effective October 3, 2003, and from a small acquisition that occurred in January 2004.

         Impairment of customer list. As of September 30, 2004, the Company determined in accordance with the provisions of SFAS No. 142 there was an impairment of $139,330 to the customer list acquired from AmeriTech. Accordingly, the Company charged additional amortization expense of $139,330 in the three months ended September 30, 2004, to reflect the decrease in the net carrying value.

         Interest expense. Our interest expense increased by $30,687 or 63.7% to $78,876 for the three months ended September 30, 2004 from $48,189 for the three months ended September 30, 2003. Interest expense increased in 2004 as compared to 2003 primarily due to the debt financing associated with our acquisition of certain assets of AmeriTech effective October 3, 2003, including the direct loan used as part of the consideration and the additional loans from stockholders to effect the acquisition and from the $500,000 stockholder loan entered into during the first quarter of 2004 and from an additional $250,000 stockholder loan entered into on July 7, 2004. (See Note 11 to our Condensed Consolidated Financial Statements).

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the Company either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the creditors lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. The net loss was $330,368 during the three months ended September 30, 2004 compared to a net loss of $617,464 during the three months ended September 30, 2003.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing shareholders, and from loans and advances received from certain shareholders. Revenues during the nine months ended September 30, 2004 were approximately $176,000 per month higher than the comparable monthly average revenue for 2003. The principal uses of liquidity are payments for labor, material and expenses, and debt, litigation and lease obligations to carry out our regulated medical waste management services.

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

Going concern
-------------

         As  indicated  by  the  Company's  year  end   consolidated   financial
statements, the Company incurred consolidated net losses of $957,757 and $285,726 for the years ended December 31, 2003 and 2002, respectively.
Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2003 and September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to explore various cost cutting initiatives, expand its business in new market areas and explore other sources for raising capital with debt and equity instruments.

History of negative cash flow
-----------------------------

         Historically, shareholders of the Company have funded cash flow deficits. However, the shareholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of Common Stock, approximately $864,500 and $1,155,763 during the years ended December 31, 2003 and 2002, respectively. One of our largest shareholders loaned the Company $615,000 in 2002. Also, our President has advanced funds for working capital to us from time to time. In March 2004, another stockholder loaned us $500,000 and again loaned the Company $250,000 in July 2004, and two stockholders purchased Common Stock in the aggregate amount of $130,000. There is no assurance that such private placement funding, loans and advances will continue to satisfy our cash needs.

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

Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of approximately $5,842,064 at December 31, 2003, and $7,574,616 at September 30, 2004. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and discontinuation of operations.

Litigation
----------

On November 3, 2003, a settlement agreement with a bonding company was reached requiring the immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The Company has failed to pay the scheduled November 7, 2004 payment which constitutes a default under the terms of the settlement. The accompanying consolidated balance sheets as of December 31, 2003 and September 30, 2004, includes the remaining liability to the bonding company of $212,093 and $159,070, respectively.

The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. An accrual of $290,000 was reflected in the December 31, 2001 and 2002 consolidated balance sheets. The Company also accrued prejudgment interest expense of $30,000, $30,000 and $44,000 in the years ended December 31, 2002, 2001 and 2000, respectively. On March 3, 2003 the Company reached a settlement with the State of Texas the terms of which require that we pay the State $240,620 in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement enabled the Company to record a favorable litigation settlement credit to income of $147,270 in the three months ended March 31, 2003. The accompanying consolidated balance sheets as of December 31, 2003 and September 30, 2004, includes the remaining liability to the State of Texas of $187,149 and $126,994, respectively.

Discussion of Liquidity

September 30, 2004 Compared to December 31, 2003

         At September 30, 2004, our working capital deficit was $4,170,508 compared to a working capital deficit of $3,118,340 at December 31, 2003. The increase in working capital deficit was primarily due to increases in accounts payable and accrued liabilities, in notes payable to Med-Con Waste Solutions, Inc. ("Med-Con"), and in current maturities of other notes payable.

September 30, 2004 Compared to September 30, 2003

         Net cash (used in) provided by operating activities was ($86,741) during the nine months ended September 30, 2004 compared to $174,536 during the nine months ended September 30, 2003, an increase in cash used of approximately $362,000. The increase in cash used reflects a higher net loss offset by substantially higher non-cash expenses related to depreciation, amortization and impairment expenses offset by a bonus adjustment (credit) and a litigation adjustment (credit) in 2003, a substantial decrease in accounts receivable, a decrease in prepaid expenses, an increase in accounts payable and decreases in accounts payable and accrued liabilities, an increase in other non-current assets, and increases in advances from stockholders and a decline in our bank overdraft.

         Net cash used in investing activities during the nine months ended September 30, 2004 was $261,803 attributable to property additions compared to $103,586 during the nine months ended September 30, 2003, and to a $250,000 cash payment portion of the purchase price of Med-Con.

         Net cash provided by (used in) financing activities was significantly higher at $598,544 during the nine months ended September 30, 2004, compared to ($70,950) during the nine months ended September 30, 2003. Proceeds from the sale of Common Stock were $130,000 during the nine months ended September 30, 2004 compared to $60,000 during the nine months ended September 30, 2003, and stockholder loans amounting to $1,050,000 in 2004. Payments on long-term obligations to stockholders increased during the nine months ended September 30, 2004 to $375,954 from $76,402 during the nine months ended September 30, 2003, while payments on other long-term obligations increased to $205,502 during the nine months ended September 30, 2004 from $54,548 during the nine months ended September 30, 2003.

         Net cash did not increase or decrease during the nine months ended September 30, 2004 in comparison to the nine months ended September 30, 2003.

Other Liquidity Matters

         At December 31, 2003, our long-term obligations were $1,772,363, including bank debt of $244,597, notes payable to stockholders totaling $864,596, installment notes on equipment of $263,928 and liabilities for the settlement of the Smart Jobs and surety bond litigation matters in the aggregate amount of $399,242.

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

         On November 7, 2003, the abovementioned stockholder and another stockholder of the Company each loaned $200,000 to the Company to assist with the funding of the AmeriTech acquisition. These notes payable to the stockholders bear interest at the rate of 10 percent per annum and are payable as follows: As to the first stockholder, the note is repayable in full by February 7, 2004. As to the second stockholder, the note, the principal amount of which includes other funds previously advanced to the Company, is payable monthly commencing December 7, 2003 for a period of 36 months. The total monthly payment amount is $7,684. The loans are secured by a third lien deed of trust on the Garland, Texas plant. At December 31, 2003, the total obligation to the first stockholder was $117,500 (repaid in February 2004) and to the second stockholder was $232,426.

         We are also obligated under various installment notes payable for the purchase of equipment. The notes, which bear interest at rates ranging from 8.1% to 16.1%, are due at various dates through August 2008, and are payable in monthly installments totaling approximately $8,043. The equipment acquired therewith collateralizes the notes.

         On March 3, 2003, we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also required that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. Accordingly, the excess litigation accrual and the accrued interest expense related to the Smart Jobs litigation was credited to income in February 2003 in the amount of $147,270.

         On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The company paid $50,000 and $50,000 was paid from the trust mentioned above. The accompanying consolidated balance sheets as of December 31, 2003 and September 30, 2004, includes the remaining liability to the bonding company of $212,093 and $159,070, respectively. The Company has failed to pay the scheduled November 7, 2004 payment which constitutes a default under the terms of the settlement.

         We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2003 and September 30, 2004. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2003 or 2002 and are in default thereof.

         On November 7, 2003, we issued a note payable to AmeriTech for $750,000 bearing 7% interest payable monthly with the final interest payment and principal payable on November 7, 2004. The note was issued in connection with our acquisition of certain assets of AmeriTech and formed part of the consideration of the transaction. The Company has issued a letter to AmeriTech dated November 12, 2004 asserting that the Company has cancelled such note as a partial remedy for certain breaches of AmeriTech's representations, warranties, covenants and/or obligations under the Asset Purchase Agreement dated November 7, 2003. The resulting cancellation will adjust the original purchase price paid by the Company to AmeriTech as of the quarter ending December 31, 2004.

         From time to time our president and another officer of the Company advance funds to cover working capital needs. At December 31, 2003, the outstanding balance of such loans and other amounts due other officers and directors of the Company amounted to $510,895.

         On March 7, 2004, one of our stockholders loaned the Company $500,000 repayable in monthly installments over three years with interest at 10 per cent per annum. On July 7, 2004, the same stockholder loaned the Company $250,000 repayable in monthly installments over three years with interest the prime rate as published in the Wall Street Journal, as adjusted as such rate changes from time to time, plus 8.0%. In connection with the Med-Con acquisition, two stockholder / directors of the Company made loans totaling $300,000.

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

The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

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

         (b) Changes in Internal Controls

         During the three months ended September 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three months ended September 30, 2004, we issued 20,000 shares of our Common Stock for services rendered to the Company, and issued 149,000 shares of our Common Stock in the acquisition of certain assets of Med-Con Waste Systems, Inc. The securities issued in reliance upon exemptions from registration under
Section 4(2) of the Securities Act.

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

         4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         4.2  Form  of  Subscription  Agreement  (filed  as  Exhibit  4.2 to the
Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         4.3 Stock Purchase Option, dated January 15, 1997, between the Company and Gary S. Krall (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).(*)

         4.4 Certificate of Designation for Series A 10% Convertible Preferred Stock as filed with the Texas Secretary of State on November 12, 2004.**

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

         10.17 Promissory Note dated July 7, 2004, by the Company to Ajit S. Brar for $250,000.00.**

         10.18  Promissory  Note dated September 27, 2004 by the Company to Ajit
S. Brar for $150,000.**

         10.19 Promissory Note dated September 29, 2004 by the Company to Winship Moody for $150,000.**

         10.20 Promissory Note dated November 7, 2003 by the Company to Winship Moody for $238,225.**

         10.21 Promissory Note dated July 19, 2004 by the Company to Don McAfee for $35,562.99.**

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


                                               MEDSOLUTIONS, INC.


Dated:  November 19, 2004                      By: /s/  Matthew H. Fleeger
                                                  ------------------------------
                                                  Matthew H. Fleeger, President,
                                                  Chief Executive Officer

Dated:  November 19, 2004                      By: /s/ J. Steven Evans
                                                  ------------------------------
                                                  J. Steven Evans,
                                                  Principal Financial Officer

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

         4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         4.2  Form  of  Subscription  Agreement  (filed  as  Exhibit  4.2 to the
Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         4.3 Stock Purchase Option, dated January 15, 1997, between the Company and Gary S. Krall (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).(*)

         4.4 Certificate of Designation for Series A 10% Convertible Preferred Stock as filed with the Texas Secretary of State on November 12, 2004.**

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

         10.17 Promissory Note dated July 7, 2004, by the Company to Ajit S. Brar for $250,000.00.**

         10.18  Promissory  Note dated September 27, 2004 by the Company to Ajit
S. Brar for $150,000.**

         10.19 Promissory Note dated September 29, 2004 by the Company to Winship Moody for $150,000.**

         10.20 Promissory Note dated November 7, 2003 by the Company to Winship Moody for $238,225.**

         10.21 Promissory Note dated July 19, 2004 by the Company to Don McAfee for $35,562.99.**

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