Form 10KSB
period 2004-12-31
MEDSOLUTIONS INC
filed 2005-04-15
CIK 1144870

================================================================================

    As filed with the Securities and Exchange Commission on April 15, 2005.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------

                                   FORM 10-KSB

{X} ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004.

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

      Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: None.

                     Common Stock, Par Value $.001 Per Share
                                (Title of Class)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {x}

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form { }

State Issuer's revenues for most recent fiscal year: $7,926,330

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.

The number of shares outstanding of registrant's common stock, $.001 par value per share, as of April 4, 2005, was 18,181,208 shares.

Transitional Small Business Disclosure Format (check one): Yes { } No {X}


================================================================================

                               MEDSOLUTIONS, INC.
                        2004 ANNUAL REPORT ON FORM 10-KSB
                                      INDEX

                                     Part I.
                                                                            Page
                                                                            ----

  Item 1.   Description of Business                                            1
  Item 2.   Description of Property                                           13
  Item 3.   Legal Proceedings                                                 14
  Item 4.   Submission of Matters to a Vote of Security Holders               14
Part II.
  Item 5.   Market for Common Equity and Related Stockholder Matters          15
  Item 6.   Management's Discussion and Analysis or Plan of Operation         17
  Item 7.   Consolidated Financial Statements                                 24
  Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
                                                                              24
  Item 8A.  Controls and Procedures                                           24
  Item 8B.  Other Information                                                 24
Part III.
   Item 9.  Directors and Executive Officers of the Registrant                25
   Item 10. Executive Compensation                                            27
   Item 11. Security  Ownership of Certain  Beneficial  Owners and
            Management and Related  Stockholder Matters                       28
   Item 12. Certain Relationships and Related Transactions                    31
   Item 13. Exhibits and Reports on Form 8-K                                  32
   Item 14. Principal Accountant Fees and Services                            34
Signatures                                                                    36
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

o        any statements  using the words  "anticipate,"  "believe,"  "estimate,"
         "expect,"   "intend,"  "may,"  "should,"   "would,"  "expect,"  "plan,"
         "predict," "potential," "continue" and similar words; and

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

                                     PART I

Item 1.  Description of Business

Company Overview

         MedSolutions, Inc. ("we," "us," or the "Company"), a Texas corporation that was organized on November 11, 1993, is a diversified holding company that provides complete and effective waste management outsource solutions marketed and serviced through three wholly owned subsidiaries. Through EnviroClean Management Services, Inc. ("EMSI"), from which we currently derive virtually all of our revenue, we are primarily engaged in regulated medical waste management services, which include collecting, transporting, treating and disposing of regulated  medical  waste  from  a  variety  of  healthcare  customers.  Through
ShredSolutions,  Inc.  ("SSI"),  we  market  a fully  integrated,  comprehensive service for the collection, transportation and destruction of Protected Healthcare Information (PHI) and other confidential documents, primarily those generated by healthcare providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). Through SharpsSolutions, Inc. ("SharpsSolutions"), we offer a reusable sharps container service program to healthcare facilities that we expect will virtually eliminate the current method of utilizing disposable sharps containers. We are a fully integrated regulated medical waste management company providing medical waste and PHI collection, transportation, treatment and disposal, and related consulting, training and education services and products. Our three principal groups of customers include
(i)  outpatient  clinics,  medical  and dental  offices,  biomedical  companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators ("SQG") of regulated medical waste, (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators ("MQG") of regulated medical waste and (iii) hospitals, diagnostic facilities and other larger-quantity generators ("LQG") of regulated medical waste. We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they were to manage their regulated medical waste or PHI destruction and internally. Moreover, by outsourcing these waste management, sharps container management, PHI destruction, regulatory compliance and other services to us, our customers reduce or eliminate their risk of the large fines associated with regulatory non-compliance.

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

         According to Stericycle's reports, the size of the regulated medical waste market in the United States is approximately $3.0 billion and is in excess of $10.0 billion when ancillary services such as PHI destruction, reusable sharps container programs, training, education, product sales and regulatory compliance programs are taken into consideration. Industry growth is driven by a number of factors. These factors include:

         Pressure To Reduce Hospital Costs. The health care industry is under pressure to reduce costs and improve efficiency. To accomplish this reduction, outside contractors are being hired to perform some services, including medical waste management, PHI destruction and reusable sharps container programs. We believe that our medical waste management services help health care providers reduce costs by reducing their medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to bloodborne pathogens and other infectious material, and reducing the amount of money invested in on-site treatment of medical waste and/or PHI destruction.

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

         Aging of U.S. Population. According to industry statistics, the "baby boom" generation (births between 1946 and 1964) constitutes approximately 30% of the United States population. The relative size of this generation should continue to result in an increase in the average age of the population, while falling mortality rates ensure that the average person should live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves, more tests and procedures become available. All of these factors lead to increased generation of medical waste.

         Environmental and Safety Regulation. Our industry is subject to extensive regulation beyond the MWTA. For example, the Clean Air Act Amendments of 1990 (the "Clean Air Act") regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations have increased the costs of operating medical waste incinerators and have resulted in the closures of several on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, the Occupational Safety and Health Administration ("OSHA") has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. These regulations underlie the expansion of our service offerings to include OSHA compliance services for health care providers.

Services and Operations

         Our services and operations are comprised of the collection, transportation, treatment, and disposal of regulated medical waste, reusable sharps containers and PHI, together with regulatory compliance training and education programs and consulting services. To service our customers, we have two collection/treatment facilities and two transfer sites in the State of Texas, one collection/treatment/transfer facility in the State of Oklahoma and one transfer facility in Louisiana. We offer programs to assist our customers in the proper handling, separating, packaging and disposing of medical waste. We also advise our health care customers in the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer consulting services to our health care customers for OSHA and HIPAA compliance and to assist them in reducing the amount of medical waste they generate. We have approximately 5,500 medical waste disposal agreements with customers for the collection of their medical waste and/or PHI. During 2004, the University of Texas Medical Branch ("UTMB") accounted for approximately 14.1% of our revenue, Christus Spohn Health System approximately 6.9%, Quest Diagnostics, Inc. approximately 3.8%, East Texas Medical Center Hospitals and Clinics approximately 3.3%, and Texas Health Resources approximately 2.8%. The loss of any of these sources of revenue could reduce our revenues, increase our losses from operations and materially impact our ability to be profitable.

         Collection and Transportation. We consider efficiency of collection and transportation to be a critical element of our operations because it represents approximately one-half of our operating costs. We have sophisticated routing software to optimize our routes. We try to maximize the number of stops on each route. We use a global positioning system ("GPS") for our collection vehicles to improve efficiency. We attempt to correlate the size of our collection vehicles to the amount of medical waste to be collected at a particular stop or on a particular route. We collect reusable containers or corrugated boxes of medical waste from our customers at intervals depending upon customer requirements, terms of service and volume of medical waste produced. The containers or boxes are inspected at each customer's site prior to pickup. The waste is then transported directly to one of our treatment facilities or to one of our transfer stations where it is combined with other medical waste and transported to a treatment facility. In some select circumstances we transport medical waste to other permitted medical waste treatment facilities.

         As part of our collection operations, we supply specially designed containers for use by most of our customers. We have reusable plastic containers that are leak and puncture resistant. The plastic containers enable our customers to reduce costs by reducing the number of times that medical waste is handled, eliminating the cost (and weight) of corrugated boxes and potentially reducing liability resulting from human contact with medical waste. The plastic containers are designed to maximize the loads that will fit within the cargo compartments of our standard trucks and trailers. If a customer generates a large volume of waste, we will place a large temporary storage container or trailer on the customer's premises. In order to maximize regulatory compliance and minimize potential liability, we will not accept medical waste unless it is properly packaged by customers in containers that we have either supplied or approved.

         Treatment and Disposal. Upon arrival at a treatment facility, containers or boxes of medical waste are typically scanned to verify that they do not contain any unacceptable substances such as radioactive materials. Any container or box that is discovered to contain unacceptable waste is returned to the customer. After inspection, the waste is treated using one of our treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for disposal in a landfill operated by parties unaffiliated with us. After the plastic containers have been emptied, they are washed, sanitized and returned to customers for re-use.

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

Our current capacity to treat regulated medical waste is approximately divided between these treatment methods in the following percentages:

                   Autoclaving                    80%
                   Incineration                   20%

We vary our treatment of medical waste among available treatment technologies based on the type of waste and capacity and pricing considerations in each service area, in order to minimize operating costs and capital investments.

         Disposal Operations. We operate three permitted treatment facilities. Our treatment/transfer facility located in Garland, Texas (a suburb of Dallas) services North Texas, Oklahoma, Arkansas and Louisiana (the "Garland Facility"). Our treatment/transfer facility in Tulsa, Oklahoma is currently used for transfer purposes and services the Oklahoma market and can service the Kansas, Missouri and Northern Arkansas markets. We have a treatment facility located in Galveston, Texas which services customers located in South Texas and Southern Louisiana with an emphasis on the Greater Houston, Corpus Christi and San Antonio/Austin service areas. The Galveston facility is owned by UTMB (the "UTMB Facility"), a component of the University of Texas System, which is an agency of the State of Texas. We use the UTMB Facility for the disposal of waste streams that we collect and transport for our customers located in this region, and also for waste streams generated by UTMB and its affiliates. As part of our acquisition of BMI Services, Inc. ("BMI") in 1996, BMI's contract to operate the medical waste incineration facility at UTMB and to provide medical waste incineration services to UTMB was assigned to us. Our current agreement with UTMB expires in December 2005.

         Our current agreement with UTMB was amended in August, 2004 to allow UTMB to add an autoclave unit at the UTMB branch in Galveston at its own expense. The autoclave unit was added in tandem with the incinerator unit as a more cost effective and efficient means to process waste that does not have to be incinerated. Under the current agreement with UTMB, certain fees that we must pay UTMB will increase on an annual basis. There is also a fixed facility usage and maintenance fee that was $18,500 per month for most of 2003 but was reduced to $12,500 per month beginning in November 2003 and will remain at that level until December 2005, a graduated capital renewal fee (to reimburse UTMB for a capital investment of approximately $1.5 million) of approximately $31,366 per month until December 2005, and a constant usage fee at a per pound rate for waste incinerated and a per pound rate for waste that is autoclaved based on the volume of medical waste processed at the UTMB Facility for non-UTMB waste. We pay a flat fee of approximately $2,865 per month for utilities related to the UTMB Facility.

         In 2003, we negotiated a long-term agreement to manage and operate a permitted medical waste treatment facility in Tulsa, Oklahoma. Our agreement became effective October 1, 2003 and we began marketing and servicing the Oklahoma market from the Tulsa facility (the "Tulsa Facility") in 2004. During 2004, it was determined that a transfer facility in Oklahoma City would be more cost effective and efficient in the markets we are trying to serve based on the business we acquired during 2004. A new site in Oklahoma City has been secured and a permit application has been submitted. We expect approval and the commencement of operations in 2005.

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

         During 2004, the Company launched the following new programs to its customers.

         SharpsSolutions, Inc.--Reusable Sharps Container Program. The Reusable Sharps Container Program is perhaps one of the most significant investments and opportunities that we are currently undertaking. Sharps management is defined as the management and treatment of sharp-edged medical waste such as syringes, needles, razors, scissors and scalpels that may have come into contact with blood born pathogens, such as HIV or hepatitis. The most common sharps management is where the hospital employees dispose of sharps in various containers that are then collected by other hospital employees and disposed (container and sharps content together) within the hospitals' waste that is then treated in-house or outsourced to a medical waste service provider such as the Company. The Reusable Sharps Container Program is intended to be a fully outsourced service offering where hospital employees do not handle the sharps once they are disposed at the point of use. This is paramount for hospitals in that hospital personnel are less subject to needle stick injuries.

         Statistically, there are 600,000 to 800,000 needle stick injuries annually, with a third of them occurring during the disposal process. With each needle stick costing between $5,000 and $10,000, these incidents alone are costing the industry over one billion dollars annually. In addition to the cost/liability savings associated with reduced needle stick incidents, the cost of recycling the containers rather than purchasing them is significant, often saving 15 to 20% for the generator. The combined savings between direct costs plus costs associated with reduced needle sticks can reach up to 30% per year.

         Currently, the reusable sharps container recycling market is rapidly developing. It is very popular on the east coast of the United States where approximately 80% of the market utilizes reusable sharps programs, but is virtually unknown in our existing service markets. With the proper sales and marketing strategy and market penetration to existing customers, we have a very good chance of capturing significant market share in our existing service markets. The Company's Reusable Sharps Container Program is a key element of providing this broadened range of services in response to this new market opportunity. The idea behind the program is to create an even stronger, longer-term relationship with large generators of waste by acquiring contracts and offering a service that actually put the Company's personnel and processes inside of the customers' facilities. We initiated service to the first LQG customer in October 2004 and estimate, based on research conducted by industry analysts and our own conservative estimates, that there is a total market opportunity in the markets we service of approximately $20 million annually.

         EnviroSafe Complete Compliance Program. The EnviroSafe program is a competitive program to Stericycle's extremely lucrative SteriSafe program - the difference being that, in addition to regulated medical waste management and OSHA compliance, we will offer services related to compliance with HIPAA. Our EnviroSafe program will be priced at more competitive rates that those offered by Stericycle's SteriSafe program and offer better customer service initiatives.

         The goal of the EnviroSafe program is to reach small generators of waste and charge them for a turnkey medical waste management and OSHA/HIPAA compliance package that generates a more consistent and substantial revenue stream from the small generator than is typically expected from the minimal amounts of revenue generated from medical waste service pickups. By providing the customer with regulated medical waste and PHI pickup and disposal services, informational software, manuals and training, we will ensure compliance for our customers and protect them from the high fines and workplace injuries associated with noncompliance.

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

         Improve Margins. We will continue to actively work to improve our margins by increasing our base of small quantity generators and focusing on our ancillary service strategies, including reusable sharps container programs, PHI destruction and regulatory compliance programs. These services fulfill the needs of our large, medium and small quantity generators and we believe that with the rapid organic and acquisitional growth of our customer base, the opportunity for sales of ancillary services and regulatory compliance products to our customers will continue to grow and the incremental cost of offering these services will continue to decrease, thereby improving margins.

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

Acquisitions and Corporate Background

         BMI Services, Inc ("BMI"). BMI, a regulated medical waste and transportation management company, was acquired by EMSI in April 1996. BMI was based in Houston, Texas and was one of the largest independent transporters of medical waste in Texas. We acquired our primary waste transportation business, our transfer station in Tyler, Texas and the UTMB arrangement through the BMI acquisition.

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

         AmeriTech Environmental, Inc. ("ATE"). On November 7, 2003, we acquired certain of the assets of ATE, including the assignment by ATE to the Company of all of its regulated medical waste disposal customer contracts (which cover approximately 800 customers). The other assets acquired consisted primarily of equipment associated with ATE's regulated medical waste disposal business and a parcel of real property permitted as a transfer site located in Houston, Texas. The purchase price for the acquired assets was $650,000 cash, a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, and all principal and accrued interest due on November 7, 2004, and 705,072 shares of our Common Stock. The cash portion of the purchase price was funded from the proceeds of sales of Common Stock in private placements and $400,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the amount of revenues ATE had generated from its regulated medical waste disposal business during the first three quarters of 2003.

         During 2004 and in accordance with the acquisition agreement, the Company calculated a purchase price adjustment with respect to the customer list acquired from ATE. The calculation resulted in a purchase price reduction of $254,433, which lowered the assigned value of the customer list acquired. In addition, the Company further determined there was an impairment of $139,330 in 2004 to the customer list acquired from ATE. Accordingly, the Company recorded a charge of $139,330 during 2004, to reflect the decrease in net carrying value of the customer list. As part of the acquisition, the Company also recorded goodwill of approximately $1,000,000.

         A settlement was reached between ATE and the Company on February 11, 2005 due to numerous disputes and disagreements that arose in relation ATE's representations in the asset purchase agreement. The settlement calls for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each which shall begin at the time that ATE delivers audited financial statements of ATE's books and records for the nine-month period ended September 30, 2003 that will allow us to comply with our Form 8-K reporting requirements with the United States Securities and Exchange Commission ("SEC"). The resulting settlement should allow us to record a gain from extinguishment of debt of approximately $650,000 during the three months ended March 31, 2005. We are currently in discussions to convert the remaining balance of the promissory note into Common Stock of the Company.

         We have not complied with the SEC Form 8-K reporting requirements relating to the ATE acquisition. We are required to file two years of historical financial statements to comply with the SEC's Form 8-K reporting requirements. We have not yet completed our audit of ATE relating to the 2003 acquisition, and accordingly have not yet complied with these reporting requirements.

         Med-Con Waste Solutions, Inc. ("Med-Con") On September 30, 2004, we acquired certain assets, including a customer list, of Med-Con in an acquisition accounted for as a purchase for a total purchase price of $1,149,000. The purchase price for the acquired assets was (i) $250,000 cash, (ii) a promissory note in the original principal amount of $500,000 bearing interest at a rate per annum of 7%, payable in 30 equal monthly installments of principal and interest with the first such installment due on January 1, 2005, (iii) a promissory note in the original principal amount of $250,000, with no interest, and with the principal amount and the due date subject to adjustment based upon the delivery by Med-Con to the Company of consents to the assignment of the customer contracts acquired from Med-Con within 75 days of the closing of the transaction, (iv) and 149,000 shares of Common Stock. The principal amount of the $500,000 promissory note was subject to adjustment depending upon the amount of revenues realized by the Company from the customer contracts acquired from Med-Con for the ensuing 90 days following the closing of the transaction. We assigned $497,610, based on an independent appraisal, to the customer list acquired and established a useful life of five years over which to amortize the assigned cost. Amortization expense of the customer list for each year will approximate $99,522.

         During the year ended December 31, 2004 and in accordance with the acquisition agreement, we calculated a purchase price adjustment of $153,780, which lowered the assigned value of the assets acquired. This reduction reduced the note payable to Med-Con by $153,780.

         As part of the acquisition, we also recorded goodwill of approximately $499,610, net of the purchase price reduction.

         We have not complied with the SEC Form 8-K reporting requirements relating to the Med-Con acquisition.

         Bray Medical Waste Service ("Bray") On January 1, 2004, we acquired the customer contracts and took over the regulated medical waste operations of Bray. The purchase price for the acquired assets was (i) $11,200 cash and (ii) 29,867 shares of Common Stock valued at $22,400 for a total purchase price of $33,600. The purchase price allocation was $30,000 to customer list and $3,600 to goodwill.

Expansion Plans and Acquisition Targets

         In addition to our agreement to manage and operate the Tulsa Facility, we have also initiated operations at a permitted transfer facility in Logansport, Louisiana pursuant to a lease arrangement. We have also submitted a permit transfer application to the Oklahoma Department of Environmental Quality ("ODEQ") for a transfer site in Oklahoma City. This should allow us to more effectively service the Oklahoma, East Texas, Arkansas, Louisiana, Kansas and Missouri markets. We are also in various discussions with potential acquisition and/or merger candidates to densify and/or expand the markets we service.

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

         o the structure of the purchase with regard to offering one or the combination of the following: cash, notes and stock;

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

Marketing and Sales

         Marketing Strategy. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have a large database of potential new large and small quantity generators, which we believe gives us a competitive advantage in identifying and reaching these higher-margin accounts. Our drivers participate in our marketing and sales efforts by actively soliciting small quantity generators while they service their routes.

         Small Quantity Generators ("SQG"). We have targeted SQG's as a growth area. We believe that these customers offer high profit potential compared to other potential customers. Typical small quantity generators are individual or small groups of doctors, dentists and other health care providers who are widely dispersed and generate only small amounts of medical waste. These customers are very concerned about having the medical waste picked up and disposed of in compliance with applicable state and federal regulations. We believe that these customers view the potential risks of non-compliance with applicable state and federal medical waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our SQG's to our LQG's.

         Medium Quantity Generators ("MQG"). The medium quantity generators segment of our business currently provides us with the opportunity for substantial growth and better profit margins than LQG's. These customers are typically blood banks, dialysis centers, surgery centers and other high volume specialty facilities.

         Large Quantity Generators ("LQG"). We believe that we have been successful in serving LQG's and plan to continue to serve those customers as long as they establish route anchors that open the door for opportunities for our ancilliary services and/or maintain satisfactory levels of profitability. In addition, we believe that the implementation of more stringent Clean Air Act and other federal regulations directly and indirectly affecting medical waste will enable us to improve our marketing efforts to large quantity generators because the additional costs that they will incur to comply with these regulations will make the costs of our services more attractive, particularly relative to their use of their own incinerators. Our marketing and sales efforts to large quantity generators are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of large quantity generators. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our health care customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner.

         Contract and Service Agreements. We have long-term contracts with substantially all of our customers. We negotiate individual service agreements with each large quantity and small quantity generators. Although we have a standard form of agreement, particularly for small quantity generators, terms may vary depending upon the customer's service requirements and the volume of medical waste generated and, in some jurisdictions, requirements imposed by statute or regulation. Service agreements typically include provisions relating to the types of containers, frequency of collection, pricing, treatment and documentation for tracking purposes. Each agreement also specifies the customer's obligation to pack its medical waste in approved containers. Substantially all of our agreements with customers contain automatic renewal and price increase provisions.

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

         According to public securities filings, Stericycle is the largest medical waste management company in the United States. Stericycle initially developed and utilized a proprietary electro-thermal deactivation ("ETD") process in a national strategy. However, Stericycle, like us, primarily utilizes autoclave technologies to process a majority of its waste stream and to a lesser degree incineration technologies. 3CI Complete Compliance Corporation ("American 3CI"), a subsidiary of Stericycle, is one of the larger regional medical waste management companies in the Southeast.

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

Competitive Strengths

We believe that we benefit from the following competitive strengths:

         Broad Range of Services. We offer our customers a broad range of services to help them develop internal systems and processes, which allow them to manage their medical waste, sharps containers and PHI destruction efficiently and safely from the point of generation through treatment and disposal. We have also developed regulatory compliance programs to help train our customers' employees on the proper methods of handling medical waste in order to reduce potential employee exposure. Other regulatory compliance programs such as our EnviroSafe Program include those designed to help clients ensure and maintain compliance with OSHA, HIPAA and other relevant regulations.

         Strong Sales Network and Proprietary Database. We use both telemarketing and direct sales efforts to obtain new customers. In addition, we have a large database of potential new small and large quantity generators, which we believe gives us a competitive advantage in identifying and reaching these higher-margin and route anchor accounts.

         Experienced Senior Management Team. Our senior executives collectively have over 45 years of management experience in the waste management and health care industries.

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

Our permits must be periodically renewed and are subject to modification or revocation by the regulatory authorities. We are also subject to regulations that govern the definition, generation, segregation, handling, packaging, transportation, treatment, storage and disposal of medical waste. We are also subject to extensive regulations designed to minimize employee exposure to medical waste.

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

Treatment of Medical Waste. Approved methods of treatment of SWFHCRF can be found in Title 25 TAC Section 1.133. There are currently six approved treatment methods:

o        steam disinfection;

o        chlorine disinfection/maceration;

o        chemical disinfection;

o        moist disinfection;

o        thermal inactivation; and

o        incineration.

We employ the steam disinfection (i.e. autoclave) and incineration methods for the treating of medical waste. We have been successful in obtaining permits for our current medical waste transfer, treatment and processing facilities and for our transportation operations. Currently, we lease and operate one autoclave and one incinerator from UTMB at the UTMB Facility that is properly licensed by the Office of Air Quality of the Texas Natural Resource Conservation Commission ("TNRCC").

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

Employees

         As of March 15, 2005, the Company had approximately 93 full-time and 2 part-time employees. Four of the employees are employed in executive capacities; the remaining employees are in transportation operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements.

Item 2.  Description of Property

         We lease approximately 6,800 square feet of administrative office space at 12750 Merit Drive-Park Central VII, Suite 770, Dallas, Texas 75251. The lease expires on October 31, 2005; however, it was renewed and extended on February 12, 2005, to extend to May 31, 2012. As an inducement to extend the lease and reduce our rental expense, we reduced our current premises by approximately 1,000 square feet and received three months of free rent beginning in February 2005. Beginning May 1, 2005, the rent will be $7,044 per month through April 30, 2007, $7,539 per month from May 1, 2007 through April 30, 2010, and $7,909 per month from May 1, 2010 through May 31, 2012. As a result of the renewal and extension of the lease, the landlord gave us an approximate amount of $29,000 in the form of an allowance to make improvements to the current premises.

         We lease approximately 7,500 square feet of administrative office and warehouse space at 14010 Interdrive East, Houston, Texas. The lease expired on December 31, 2004 and we are renting this space at a rate of $4,200 per month, which has not changed since the lease expired. We are currently in negotiations to execute a long term lease/purchase agreement for the building.

         We own the Garland Facility, which consists of real property, building and improvements, furniture and equipment. The Garland Facility includes 17,450 square feet of space (2,450 square feet of office space and 15,000 square feet of warehouse space), and is located on approximately three acres of land. The building is approximately 30 years old, and was extensively remodeled in 1996 at a cost of more than $500,000 to upgrade the facility to accommodate the EnviroClean(R) System and to showcase its operation for sales and marketing purposes. The EnviroClean(R) System was removed during 2004 in order to use the space in the Garland Facility more efficiently for our autoclave process. Prior to the installation of the autoclave in 2002, the Garland Facility was used solely as a transfer station. Our bank debt is secured by a first lien on the Garland Facility, and four loans from stockholders of the Company are secured by second and third lien deeds of trust on the Garland Facility.

         As mentioned above, we operate the UTMB Facility in Galveston, Texas pursuant to a contract with UTMB, but UTMB owns the property, plant and equipment comprising the UTMB Facility. We also operate the Tulsa Facility in Tulsa, Oklahoma, under a long term lease agreement with Envirosolve, L.L.C. which owns the property, plant and equipment comprising the Tulsa Facility.

         In the opinion of our management, our properties are adequately covered by insurance.

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

         We were named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that we breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. As of December 31, 2004, the remaining liability to the State of Texas was $106,939.

         At December 31, 2004, the total liabilities for litigation settlement is $212,989.

         We are also subject to various matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         There is currently no public trading market for our Common Stock.

         At April 4, 2005, we had 18,181,208 shares of Common Stock outstanding and had approximately 700 stockholders of record.

         We have no fixed dividend policy with respect to our Common Stock. The Board of Directors is authorized to consider dividend distributions on the Common Stock from time to time, upon its assessment of our operating results, capital requirements and general financial condition and requirements. We have not paid a dividend on the Common Stock since our inception.

         Our Series A Preferred Stock, par value $.001, ranks senior to the Common Stock with respect to the payment of dividends, redemption, and payment and rights upon liquidation, dissolution or winding-up of the affairs of the Company. At April 4, 2005, we had 213,172 shares of Series A Preferred Stock outstanding.

         Each outstanding share of Series A Preferred Stock will automatically convert on the second anniversary of the issuance of the Series A Preferred Stock, without any further action on the part of the Company or the holder of such share, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the original purchase price for such share, together with the amount of dividends accrued and unpaid thereon, whether or not declared, through the conversion date by the applicable conversion price for such share in effect on such conversion date. The initial conversion price is $1.50 for the Series A Preferred Stock, and is subject to adjustment pursuant to certain anti-dilution provisions.

         Each outstanding share of Series A Preferred Stock will automatically convert into Common Stock immediately upon the Company's sale of Common Stock in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 (with certain limited exceptions), the public offering price of which is not less than $1.50 per share (subject to adjustment for certain recapitalization events) and in which the aggregate net proceeds to the Company equal or exceed $1,000,000. Such conversion may, at the option of any holder tendering shares of the Series A Preferred Stock for conversion, be conditioned upon the closing with the underwriters of the sale of securities pursuant to such offering, in which event the persons entitled to receive the Common Stock upon conversion of shares of the Series A Preferred Stock will not be deemed to have converted such shares until immediately prior to the closing of such sale of securities.

         Each share of Series A Preferred Stock is also convertible, at the option of the holder thereof and without payment of any additional consideration, into Common Stock prior to the automatic conversion of such share. Each share of Series A Preferred Stock is convertible into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the original purchase price for such share, together with the amount of dividends accrued and unpaid thereon, whether or not declared, through the conversion date by the applicable conversion price for such share in effect on such conversion date. The initial conversion price is $1.50 for the Series A Preferred Stock, and is subject to adjustment pursuant to certain anti-dilution provisions.

Recent Sales of Unregistered Securities

         During 2003, we (i) issued 898,267 shares of Common Stock for a total of $864,500 at prices ranging from $0.75 to $2.25 per share, (ii) issued 122,000 shares of Common Stock as compensation and in exchange for the cancellation of debt in the amount of $122,000, and (iii) issued 705,082 shares of Common Stock as partial payment to acquire assets from ATE, which was later reduced to 250,000 shares in 2005 upon settlement of certain breaches and misrepresentations by ATE to the Company in connection with this acquisition.

         During 2004, we (i) issued 100,000 shares of Common Stock for a total of $130,000 at prices ranging from $1.25 to $1.50 per share, (ii) issued 143,333 shares of Preferred Stock for a total of $215,000 at a price of $1.50 per share,
(iii) issued 8,500 shares of Common Stock for services purchased in the amount of $8,500, (iv) issued 149,000 and 29,867 shares of Common Stock respectively for the Med-Con and Bray acquisitions, respectively. We issued 115,000 shares of its Common Stock to two executives in satisfaction of a 2001 bonus that they elected to receive in stock in lieu of cash.

         All transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation

D promulgated under the Securities Act. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

         In 2001, we filed a Registration Statement on Form 10-SB on a voluntary basis with the SEC, which registration statement became effective on September 14, 2001. Although we were not required to register under the applicable federal securities laws, we believe that commencing voluntary reporting under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will enhance our ability to access the capital markets. We also are hopeful that one or more market makers will provide the basis for our Common Stock to attain trading status and allow for a public market in our Common Stock. We believe that the establishment of a public market for our shares will allow us to be in a better position to obtain future financing and also provide increased liquidity to our stockholders. While we have had preliminary discussions with broker-dealers concerning a range of financial advisory services, we do not have an understanding with, or a commitment from, anyone to act as a market maker for our securities, and there can be no assurance that we will find a market maker for our securities, or otherwise establish a public market for our Common Stock.

         We intend to seek additional financing through additional private placement(s) or a public offering within the next twelve months. If we do so, all of the then current existing stockholders and their stock holdings will be proportionately diluted.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related footnotes.

Background

         We were incorporated in November 1993. We provide regulated medical waste, reusable sharps containers and PHI collection, transportation and treatment services to our customers and related training and education programs and consulting services. We also sell ancillary supplies.

         Our revenues increased to $7,926,330 in 2004 from $6,318,861 in 2003 and from $5,410,710 in 2002. We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small quantity generators generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with medium quantity generators and large quantity generators, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At December 31, 2004, we served approximately 5,500 customers.

Statements of Operations Data

Years Ended December 31, 2004 and 2003
                                                     Years Ended December 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Revenues                                           $  7,926,330    $  6,318,861
Cost of sales                                         5,692,801       4,405,464
                                                   ------------    ------------

Gross profit                                          2,233,529       1,913,397

Selling, general and administrative expenses          2,202,697       2,568,691
Depreciation and amortization                           579,332         320,778
Impairment of customer list                             139,330            --
                                                   ------------    ------------
Loss from operations                                   (687,830)       (976,072)

Other (income) expense:
Interest expense                                        317,854         180,279
Other income                                            (13,050)        (51,324)
Litigation settlement                                      --          (147,270)
                                                   ------------    ------------
                                                        304,804         (18,315)
                                                   ------------    ------------

Net loss                                           $   (992,634)   $   (957,757)

Preferred Stock Dividends                                (7,000)           --

Net loss applicable to common stock                $   (999,634)   $   (957,757)
                                                   ============    ============
Basic and diluted loss per common share:
         Net loss                                  $      (0.06)   $      (0.06)
                                                   ============    ============

Weighted  average  common  shares used in basic
and diluted loss per share                           18,113,411      16,633,717
                                                   ------------    ------------

EBITDA(1)                                          $     43,882    $   (456,700)
                                                   ============    ============

(1) EBITDA is calculated for any period as the sum of net income or loss before any preferred stock dividends, plus net interest expense, income tax expense, depreciation expense, debt conversion expense and loss from extinguishments of debt. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by this measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

         EBITDA is calculated as follows:

Net loss before Preferred Stock Dividends                $(992,634)   $(957,757)
Interest expense                                           317,854      180,279
Depreciation expense                                       579,332      320,778
Impairment of customer list                                139,330         --
                                                         ---------    ---------
EBITDA                                                   $  43,882    $(456,700)
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

         Intangible Assets. Intangible assets consist primarily of goodwill and customer list acquired in the ATE, Bray and Med-Con. acquisitions. The Company evaluates its intangible assets on an annual basis unless there are triggering events which indicate an earlier analysis is necessary.

Results of Operations - Year 2004 Compared to 2003.

         Revenues. Our revenues increased $1,607,469 or 25.4%, to $7,926,330 during the year ended December 31, 2004, from $6,318,861 during the year ended December 31, 2003. The increase in revenue from 2003 was due primarily to acquisitions that have been previously discussed from the ATE, Med-Con and Bray acquisitions. Those acquisitions alone have increased revenue by approximately $2,000,000 in 2004 in comparison to 2003 revenue. However, the increase in revenue from acquisitions was offset by reduced volume of medical waste processed and lower revenue realized from price decreases to certain customers caused by extremely competitive pricing being exerted by our principal competitor in the Texas market. To offset this revenue loss, management has implemented several revenue enhancing measures by implementing within our customer invoices fuel surcharges, resuming the charge of annual fees, a regulatory compliance fee and also container recovery fees for those customers that use corrugated boxes verses reusable containers. Our new billing system allows us to initiate these fees and price increases which we could not charge or implement under our old billing system. All price increases and fee charges are provided under our customer contracts.

         Cost of sales. Our cost of sales increased $1,287,337 or 29.2%, to $5,692,801 during 2004, from $4,405,464 in 2003. Gross margin for the Company declined to 28.2% in 2004 from 30.3% in 2003. Most of the decline in margin occurred in the first half of 2004 when our margin had decreased to 24.99% which was negatively impacted by the pricing pressure discussed earlier from our principal competitor in the Texas market. However, during the second half of 2004, our margin increased to 31.2% compared to 21.2% for the second half of 2003, an increase of 10% in 2004. This increase was caused primarily by the price increases and new fee charges discussed earlier along with decreases in long haul transportation costs due to the autoclave installation at UTMB during August 2004 that allows waste from our South Texas customers to be processed in Galveston instead of hauling it to Garland for treatment and disposal. Another favorable result from the installation of the autoclave at UTMB allowed our processing costs to decrease overall in the second half. Total processing costs in the second half of 2004 decreased to 28% as a percentage of revenue from 34.4% for the same second half period in 2003. Management expects our margins to continue to increase throughout 2005.

         Selling, general and administrative expenses. Our selling, general and administrative expenses decreased $365,994, or 14.2%, to $2,202,697 during 2004, from $2,568,691 in 2003. The decrease was attributable principally to lower payroll and payroll expenses resulting from an expense credit of $144,500 arising from bonuses awarded to certain employees and expensed in the year ended December 31, 2001, that was reversed in 2004. Certain employees elected to decline their bonus and others have since left the Company and therefore have forfeited their bonus. Other favorable expense reductions in 2004 were from two executives who left the company in 2004 whose positions were not filled by the end of 2004 plus reductions in legal and accounting expense and purchased outside services.

         Depreciation and amortization. Depreciation and amortization increased by $258,554, or 80.6%, to $579,332 for the year ended December 31, 2004, from $320,778 for the year ended December 31, 2003. The increase was due primarily from increased depreciation expense of EMSI fixed assets related to new equipment, reusable containers and building improvements to our Garland facility. The depreciation expense from these fixed additions increased to $392,825 in 2004 from $270,778 compared to the same period in 2003. Another increase was caused by the increase in amortization expense of customer list from our three acquisitions of ATE, Med-Con and Bray. Amortization expense relating to the customer list in 2004 was $186,507 compared to $50,000 in 2003.

         Impairment of customer list. During 2004, the Company determined there was an impairment of $139,330 to the customer list acquired from ATE due to a decline in the customer revenue purchased. Accordingly, the Company charged to expense the decrease in the net carrying value.

         Interest expense. Our interest expense increased $137,575, or 76.3% to $317,854 during the year ended December 31, 2004 from $180,279 during the year ended December 31, 2003. Interest expense increased in 2004 due to shareholder and seller financing associated with our acquisitions of ATE and Med-Con. Other factors that contributed to the increase in interest expense during 2004 were from a shareholder who advanced the Company $950,000 in various increments and advances throughout 2004 whose funds were used for working capital purposes and to pay the IRS for the second quarter 2004 payroll taxes owed by the Company.

         Other income. Other income consists principally of debt extinguishments from certain creditors with whom the Company either reached legally binding agreements whereby certain debt was forgiven or the statute of limitations had passed whereby the creditors lost their right to present legal claims against us. Accordingly, we recorded such extinguishments as other income.

         Net loss. Net loss was $992,634 for 2004, compared to a net loss of $957,757 for 2003. The increased loss was primarily due to the factors described above.

         EBITDA. EBITDA was $43,882 for 2004 compared to $(456,700) for 2003, a positive increase of $500,581. The increased EBITDA was primarily due to the factors described above.

Liquidity and Capital Resources

         Source of Funds for Operations and Capital Expenditures.
         --------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common and Preferred Stock through private offerings to certain individuals, primarily existing stockholders, and from loans and advances received from certain stockholders. Revenues during 2004 were approximately $134,000 per month higher, stemming primarily from the acquisitions of ATE, Med-Con and Bray as previously discussed, than the monthly average revenue for 2003. The principal uses of liquidity are payments for labor, fuel, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services. While our revenues from operations were higher in 2004, both continued higher costs and less then anticipated revenues related to our ATE acquisition, and increased capital spending to fund new equipment purchases and capital improvements to our Garland Facility, were significant factors which contributed to operating losses and cash flow deficiencies in 2004.

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

         Going concern.
         --------------

         The following factors raise substantial doubt about the Company's ability to continue as a going concern. As indicated by the Company's annual consolidated financial statements, the Company incurred consolidated net losses of $992,634, $957,757 and $285,726 for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2004 and 2003. The Company has remained current with its payroll taxes to the IRS for most of 2004 and 2003; however, the Company has not paid the fourth quarter of 2003 and the first quarter of 2004 payroll taxes which amount to approximately $294,000, excluding penalties and interest. The Company has retained legal counsel and is negotiating with the IRS to obtain a favorable payment plan to satisfy the taxes owed. The Company expects to continue to explore various cost cutting initiatives, expand its business in new market areas either through organic growth or through strategic acquisitions, and explore other sources for raising capital with debt and equity instruments.

         History of negative cash flow.
         ------------------------------

         Historically, stockholders of the Company have funded cash flow deficits. However, the stockholders are under no specific funding obligation to do so. As a means of obtaining working capital and funds for expansion, the Company has received, from private placements of the Company's Common and Preferred Stock, approximately $345,000, $864,500, and $1,155,763 during the years ended December 31, 2004, 2003 and 2002, respectively. One of our stockholders loaned the Company $1,000,000 at various times and increments throughout 2004; a second stockholder loaned the Company $150,000 in 2004 and $238,125 in 2003, and a third stockholder loaned the Company $217,500 in 2003. Also, our President has advanced funds for working capital to us from time to time amounting to $105,758 at December 31, 2004. There is no assurance that such private placement funding, loans and advances will continue to satisfy our cash needs.

         Outstanding liabilities.
         ------------------------

         We have outstanding liabilities and debt of approximately $7,060,815 at December 31, 2004 compared to $5,842,064 at December 31, 2003. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity or to meet our monthly obligations. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

         Litigation by a bonding company.
         --------------------------------

         We, along with certain of our officers and directors, were named as defendants in a lawsuit in North Carolina in 1998. The judgment has been satisfied, but a bonding company filed a lawsuit against us claiming damages of $254,708, plus interest and attorneys fees as indemnification for the payments made to plaintiffs in connection with a bond posted on our behalf. We responded alleging, among other things, accord and satisfaction and believe that by seizing the shares of Common Stock tendered by the plaintiffs in the litigation, the bonding company has been fully reimbursed for the amount paid on the bond and does not have a valid claim against us. However, there was no assurance that we would prevail, and if we lost the lawsuit, it would have significantly reduced cash available for continuing operations.

         On November 3, 2003, a settlement agreement between the bonding company and the Company was reached calling for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The company paid $50,000 and $50,000 was paid from the trust mentioned above. In addition, the Company has paid two of the four remaining installments of $53,023 each. The accompanying consolidated balance sheet as of December 31, 2004 includes the remaining liability to the bonding company of $106,046.

Discussion of Liquidity - Year 2004 Compared to 2003

         At December 31, 2004, our working capital deficit was $(4,452,202), compared to a working capital deficit of $(3,118,340) at December 31, 2003.

         Net cash provided (used) in operating activities was $212,572 during 2004, compared to $(507,834) for 2003. This increase was caused primarily from decreases in accounts receivable and other current assets but were offset by decreases in accounts payable and other accrued liabilities. The decreases in accounts receivable is due to our ability to issue and collect our invoices more quickly and efficiently in 2004 using our new billing system. This ability increased the Company's cash flow to meet our current obligations thereby causing the decreases in accounts payable and other accrued liabilities.

         Net cash used in investing activities for the year ended December 31, 2004, was $(601,189) compared to ($902,385) for the year ended December 31, 2003. The net decrease in 2004 is primarily attributable to the cost from the cash portion of the acquisitions of certain assets of Med-Con and Bray amounting to $261,200 in 2004 but offset by the cash portion of the acquisition of certain assets of ATE amounting to $752,094 in 2003. Also, we invested $350,104 in fixed asset additions in 2004 compared to $150,974 in fixed asset additions in 2003.

         Net cash provided by financing activities was $388,617 during the year ended December 31, 2004, compared to $1,410,219 for the year ended December 31, 2003. Proceeds from the sale of Common Stock declined by $734,501 but were offset by proceeds from the sale of Preferred Stock in 2004 in the amount of $215,000. Proceeds from stockholder loans increased to $1,150,000 in 2004 verses in $490,625 in 2003. The increase in stockholder loans in 2004 was offset by increased payments on long term obligations in the amount of $919,833 compared to $255,202 in 2003 and payments to short-term stockholder advances in the amount of $186,550 in 2004 compared to advances from stockholders of $310,295 in 2003.

         There was no net change in cash balance for the year ended December 31, 2004, the same as the year ended December 31, 2003.

Other Liquidity Matters

         At December  31,  2004,  our  long-term  obligations  were  $2,742,456, including bank debt and capital leases of $213,198, notes payable to stockholders totaling $1,539,976, notes payable to Med-Con totaling $467,820, installment notes on equipment of $308,473 and liabilities for the settlement of the Smart Jobs and Surety Bond litigation matters in the aggregate amount of $212,989.

         Our bank debt at December 31, 2004 of $213,198 is secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (4.75% at December 31, 2004). The note is payable in minimum monthly installments of principal and interest totaling $3,100, matures in July 2011, and is guaranteed by our President and Chief Executive Officer.

         Throughout 2004, one of our stockholders loaned the Company a total amount of $1,000,000. The initial loan of $500,000 was funded on March 7, 2004. The proceeds of the note were used for working capital purposes. The note is payable in 36 equal monthly installments of $16,133 and bears interest at 10%. The note is convertible into Common Stock at the rate of $0.75 per share based on the principal and interest outstanding at the time of conversion and subject to anti-dilutions provisions. Beginning on January 7, 2005, the note was amended to be payable of interest only for a period of six months and then revert to the monthly installment of $16,133 on July 7, 2005 until paid in full. On July 7, 2004, this same stockholder provided a second loan in the amount of $250,000 to the Company. The proceeds of the note were used to pay the Company's second quarter 2005 payroll taxes to the IRS in the amount of $158,832 and the remaining amount for working capital purposes. The note is payable in 36 monthly installments of $8,333 and bears interest at the prime rate as published in the Wall Street Journal plus 8% (as of March 15, 2005, the interest rate was 13.50%). On September 27, 2004, this same stockholder provided a third loan in the amount of $150,000 to the Company. The proceeds of the note were used to purchase certain assets of the Med-Con acquisition. The note is payable in 34 monthly installments of $5,280 and bears interest at the prime rate as published in the Wall Street Journal plus 8%. On December 6, 2004, this same stockholder provided a fourth loan in the amount of $100,000 to the Company. The proceeds of the note were used for working capital purposes. The note is payable in 29 monthly installments of $4,060 and bears interest at the prime rate as published in the Wall Street Journal plus 8%. As of December 31, 2004, all notes payable to this stockholder totaled $845,992.

         On November 7, 2003, two stockholders of the Company each loaned $200,000 to the Company to assist with the funding of the ATE acquisition. These notes payable to the stockholders bear interest at the rate of 10 percent per annum and are payable as follows: As to the first stockholder, the note was paid in full in 2004. As to the second stockholder, the note, including other funds advanced to the Company, is payable monthly commencing December 7, 2003 for a period of 36 months. The total monthly payment amount is $7,684. The second stockholder loaned an additional $150,000 to the Company on September 29, 2004. The proceeds of the note were used to purchase certain assets of the Med-Con acquisition. The loans are secured by a second lien deed of trust on the Garland, Texas plant. At December 31, 2004, the total obligation to second stockholder was $298,717.

         The Company is obligated under various installment notes payable and capital leases for the purchase of equipment and software. The notes, which bear interest at rates ranging from 7.0% to 16.1%, are due at various dates through September 15, 2009 and are payable in monthly installments of approximately $10,318 consisting of principal and interest. The equipment acquired collateralizes the notes.

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

         We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2004 and 2003. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2004 or 2003 and are in default thereof.

         On  November  7, 2003,  we issued a note  payable  to ATE for  $750,000 bearing 7% interest payable monthly with the final interest payment and principal payable on November 7, 2004. The note was issued in connection with our acquisition of the assets of ATE and formed part of the consideration of the transaction. On February 11, 2005, a settlement was reached between ATE and the Company due to numerous disputes and disagreements that arose in relation to representations, quality and other factors that were represented by ATE in the asset purchase agreement. The settlement calls for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each which shall begin at the time that ATE delivers financial statements of its books and records for the nine-month period ended September 30, 2003 that will allow the Company to comply with its Form 8-K reporting requirements with the SEC.

         From time to time, our President and another officer of the Company advanced funds to cover working capital needs. At December 31, 2004, the outstanding balance of such loans and other amounts due other officers and directors of the Company amounted to $171,845.

Material Commitments For Capital Expenditures

         We currently have no significant commitments for capital expenditures.

Events Subsequent to December 31, 2004

         In January, 2005, two of our stockholders that held notes payable from the Company agreed to be paid interest only on their notes for six months. The aggregate amount outstanding of the interest only notes payable to the two stockholders totaled $756,143 at the time of the agreement. The notes will resume paying principal and interest according to their original terms beginning in July, 2005.

         In February, 2005, these same two stockholders each loaned the Company $75,000 for an aggregate amount of $150,000 in exchange for two promissory notes. One note is payable in 36 monthly installments of $2,545 and bears interest at the prime rate as published in the Wall Street Journal plus 8% (as of March 15, 2005, the interest rate was 13.50%). This note is not convertible into Common Stock. The second note is payable in 36 monthly installments of $2,420 and bears interest at 10%. The note is convertible into Common Stock at the rate of $1.00 per share based on the principal and interest outstanding at the time of conversion and subject to anti-dilutions provisions. The proceeds from both notes were used for working capital purposes.

         As mentioned earlier with regard to the ATE acquisition, a settlement was reached between ATE and the Company on February 11, 2005 due to numerous disputes and disagreements that arose in relation to representations, quality and other factors that were represented by ATE in the asset purchase agreement.

The settlement calls for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each which shall begin at the time that ATE delivers an audit of its books and records for the nine-month period ended September 30, 2003 that will allow the Company to comply with its Form 8-K reporting requirements with the SEC. The resulting settlement should allow the Company to record a gain from extinguishment of debt of approximately $650,000 during the three months ended March 31, 2005. We are currently in discussion with ATE to convert the remaining balance into Common Stock of the Company.

         As previously mentioned with regards to the Med-Con acquisition, the Company issued a $500,000 note at the time of such purchase that was later reduced by $153,780 due to a purchase price adjustment leaving a balance of $346,220. The term of the reduced note calls for monthly installments of $12,613 beginning January 1, 2005. The Company has not paid any payments in accordance to the note and is in default, however, no notice of default by the payee has been given to the Company.

         During the first quarter in 2005, the Company issued 69,839 shares of its Preferred Stock at a price of $1.50 per share to various existing stockholders for a total consideration of $104,758.

         On March 9, 2005, the Company issued 129,210 shares of its Common Stock at a price of $1.00 per share to existing stockholders for a total consideration of $129,210.

Recently Issued Accounting Standards

         The  following   pronouncements  have  been  issued  by  the  Financial
Accounting Standards Board ("FASB").

         In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs, or potential VIEs, commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on our financial statements.

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

         Emerging Issue Task Force (EITF) Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities, should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

         During the year ended December 31, 2004, the Company had off balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $1,683,655 through 2010.

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

         During the fourth quarter of 2004, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

         None.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.

         Members of our Board of Directors serve until the next annual meeting of our stockholders or until their successors have been duly elected and qualified. Our officers are elected at the Board of Directors meeting following each annual stockholders' meeting, and serve at the pleasure of our Board of Directors. Our last annual meeting was held on June 30, 2004.

         Winship B. Moody, Sr. currently serves as the audit committee's financial expert. Mr. Moody is an independent member of the Board of Directors.

         The following persons comprise the directors and executive officers of the Company as of April 5, 2005:

                                Director/Officer
Name and Age                    Since               Position(s) Held
--------------------------      ----------------    ----------------------------
Matthew H. Fleeger (41)         1993                President, Chief Executive
                                                    Officer and Director
Mark M. Altenau, M.D. (63)      1994                Director
Winship B. Moody, Sr. (70)      2002                Chairman of the Board of
                                                    Directors of the Company
Ajit S. Brar (72)               2004                Director
Lonnie P. Cole, Sr. (42)        2004                Senior Vice President, Sales
Steve Evans (45)                2003                Vice President, Finance
Alan Larosee (51)               2004                Vice President, Operations

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

Ajit S. Brar - Director
-----------------------

         Mr. Brar joined the board in 2004 and has a background in real estate and oil and gas investments.. He retired with a 27 year career with the U. S. Government and is the Managing Partner and Treasurer of four (4) 220 SMR Partnerships in Arizona, Colorado, New York, and Ohio and a partner in SMR Partnerships in Illinois, Nevada, California, Alabama and Florida.

Lonnie P. Cole, Sr. - Senior Vice President, Sales
--------------------------------------------------

         Mr. Cole joined the Company on October 1, 2004 and has 16 years experience in the medical waste industry. From 1989 to 1995, he was Director of Sales for American 3CI, a Stericycle subsidiary. From 1996 through 1998 he was the General Manager of Sales & Operations for EnviroWaste Management of Houston. In 1999 he joined Air and Sea Environmental as General Manager of their Sales Department in Houston, Texas as Vice President of Sales. Mr. Cole left ATE prior to the MSI acquisition and joined MCWS as President/CEO. He served in that position until we acquired them in September 2004, at which time he joined EMSI.

Steve Evans - Vice President, Finance
-------------------------------------

         Mr. Evans, CPA, joined the Company as Controller in June 2003. He served as the Corporate Accounting Manager for Aurum Technology, Inc., a $200 million revenue information technology company that was spun off from Electronic Data Systems ("EDS"), and outsources and sells software to the financial services industry. Prior to that, Mr. Evans was with KPMG, an international accounting firm and was CFO of Preferred Bank of Houston. Mr. Evans graduated from Abilene Christian University with a B.B.A. in Accounting.

Alan Larosee -Vice President, Operations
----------------------------------------

         Mr. Larosee joined the Company in August 2004 serving as Vice President of Operations. Mr. Larosee comes to us with over 20 years experience in medical waste management and project development. Mr. Larosee is a seasoned professional with a strong record of achievement in strategic planning, permitting, regulatory affairs, financing, budgeting, marketing, sales and hazardous materials management. His prior experience includes Health and Safety manager with Clean Harbors, Inc. of Braintree, MA, General Manager for Medigen, Inc. (a division of Clean Harbors) based in New York, NY, Project Manager for Bio-Container International of Montville, NJ, Director of Operations for ECOAIRE, Inc. of Hollywood, FL and most recently Vice President/Partner with Healthy Home Environmental, Inc., Nanuet, NY. Mr. Larosee received his BS in Business Management from Bryant College in Smithfield, Rhode Island. Mr. Larosee signed a three year Employment Agreement, effective March 1, 2005, to serve officially as Vice President, Operations

Section 16(a) Beneficial Ownership Reporting Compliance

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

         Based on the review of copies of such forms furnished to us and written representations that no other forms were required, during the 2004 fiscal year and prior fiscal years the following executive officers, directors and greater than 10% beneficial owners failed to file on a timely basis, as disclosed in the such forms, reports required by Section 16(a) of the Exchange Act:

         o Mr. Fleeger did not report one transaction on a timely basis on a Form 4. This transaction was subsequently reported on Form 4 during the 2004 fiscal year.
         o Mr. Brar did not report his initial ownership on a timely basis on a Form 3 upon his election to the Board of Directors. Mr. Brar also did not report three transactions on a timely basis on a Form 4. These transactions were subsequently reported on Form 3 or on Mr. Brar's Form 5 for the 2004 fiscal year.
         o  Mr. Evans did not report one transaction on a timely basis on a Form
            4. This transaction was reported on Mr. Evans' Form 5 for the 2004 fiscal year.
         o Dr. Altenau did not report two transactions on a timely basis on a Form 4. These transactions were reported on Dr. Altenau's Form 5 for the 2004 fiscal year.
         o Mr. Moody did not report two transactions on a timely basis on a Form 4. These transactions were reported on Mr. Moody's Form 5 for the 2004 fiscal year.
         o  Mr. Cole did not report one  transaction on a timely basis on a Form
            4. This transaction was reported on Mr. Cole's Form 5 for the 2004 fiscal year.
         o Mr. Larosee has not timely reported his initial ownership on Form 3 upon appointment as an officer of the Company, and has not timely filed his Form 5 for the 2004 fiscal year. These reports will be filed subsequent to the filing date of this annual report.


Code of Ethics

         The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

Item 10. Executive Compensation.

   The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2004, to each of its most highly compensated officers of the Company.

                           Summary Compensation Table
                               Annual Compensation
                           --------------------------

                                                                Other Annual      All other
Name and Principal Position       Year    Salary(1)  Bonus(2)  Compensation(3)   Compensation
---------------------------       ----    ---------  --------  ---------------   ------------
Matthew H. Fleeger ............   2004    $204,910      --          --            $  9,355(4)
   President, Chief ...........   2003    $233,218      --          --            $  3,612(4)
   Executive Officer, Director    2002    $190,800      --       $ 78,300(3)      $  3,874(4)

Lonnie P. Cole, Sr ............   2004    $ 34,231      --          --                --
   Senior Vice President, Sales                                                       --

J. Steven Evans ...............   2004    $ 70,000      --          --                --
   Vice President, Finance and    2003    $ 31,635      --          --                --
   Chief Accounting Officer

Alan Larosee ..................   2004    $ 28,800      --          --                --
     Vice President, Operations

--------------------------------------------------------------------------------
(1)  Salary  includes  accrued  but  unpaid  salaries  in each year as  follows:
     Matthew H. Fleeger - 2004 - $43,000;  2003 - $50,000; 2002 - $85,008 Lonnie
     P. Cole, Sr. - 2004 - $10,000

(2) Bonuses of up to 250,000 shares of Common Stock, subject to certain employment restrictions, were awarded by the Board of Directors for the year 2001 and charged to expense at the rate of $1 per share. Specific awards were approved by the Board of Directors and shares were distributed in 2004.

(3) During 2004, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company:

                                                                           Compensation
                         Accrued      Loans at      Total       Number of     Element
                      Salary at End    End of     Converted       Shares      Charged
Name of Officer          Of Year        Year     During Year    Converted   to Expense
---------------          -------        ----     -----------    ---------   ----------
Matthew H. Fleeger      $315,687      $105,760       --            --           --


         During 2003, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company:

                                                                           Compensation
                         Accrued      Loans at      Total       Number of     Element
                      Salary at End    End of     Converted       Shares      Charged
Name of Officer          Of Year        Year     During Year    Converted   to Expense
---------------          -------        ----     -----------    ---------   ----------
Matthew H. Fleeger      $241,650      $220,502       --            --           --

(4) Represents gasoline for automobile and disability insurance premiums in 2004, 2003 and 2002.


         In September 2003 the Board of Directors adopted a compensation program for outside directors. The principal components of the plan call for specific
Company Common Stock awards for service on the board (20,000 shares per person), for service on committees of the board, including the audit committee, the compensation committee and the stock option committee (5,000, 5,000 and 5,000 shares, respectively), and 10,000 shares for service as chairman of the board.
Further, the Board of Directors adopted a program to receive compensation for board meeting attendance of $1,000 or $500 per meeting attended in person or by telephone, respectively. The Company recognized an expense in 2003 of $139,500 .
For 2004,  the directors  elected to receive stock options in lieu of any Common
Stock awards and cash payments for services. In addition, the Board of Directors authorized the payment of interest to board members and officers who have advanced funds to the Company from time to time or who have unpaid accrued salaries unpaid by the Company. Accordingly, the Company charged $67,200 to interest expense in 2004 for such interest accruals. None of the foregoing amounts have been paid at December 31, 2004.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
Related Stockholder Matters.

         The following table sets forth each certain information  concerning the number of shares of Common Stock owned  beneficially as of April 4, 2005 by: (i)
persons  known to us to own more than five  percent  of any class of our  voting securities;  (ii) each of our directors and the executive officers named in Item
10 above; and (iii) all our directors and executive officers as a group.  Unless otherwise indicated,  the stockholders listed possess sole voting and investment power with respect to the shares shown.

                                                                Number of Shares
     Name and Address of Beneficial Owner                     Beneficially Owned(1)          Percent of Class(2)
     ------------------------------------                     ---------------------          -------------------
Matthew H. Fleeger, President, CEO and Director                   1,321,636(3)                      7.3%
  12750 Merit Drive -Park Central VII, Suite 770
  Dallas, Texas 75251
Mark Altenau, M.D., Director                                      2,623,959(4)                     14.4%
  12750 Merit Drive -Park Central VII, Suite 770
  Dallas, Texas 75251
Winship B. Moody, Sr., Chairman of the Board of                     582,504(5)                      3.2%
Directors
  12750 Merit Drive -Park Central VII, Suite 770
  Dallas, Texas 75251
Ajit S. Brar, Director                                              742,249(6)                      4.0%
  12750 Merit Drive -Park Central VII, Suite 770
  Dallas, Texas  75251
Lonnie P. Cole, Sr., Senior Vice President, Sales                   149,000(7)                      0.8%
  12750 Merit Drive -Park Central VII, Suite 770
  Dallas, Texas  75251
Steve Evans, Vice President, Finance
  12750 Merit Drive -Park Central VII, Suite 770
  Dallas, Texas  75251                                               12,332(8)                       --
Alan Larosee, Vice President, Operations
  12750 Merit Drive -Park Central VII, Suite 770
  Dallas, Texas  75251                                                 --                            --
All Directors and Executive
Officers as a Group (7 persons)                                   5,431,680(9)                     29.9%(10)
Cahill Investments, LLC                                           1,000,000                         5.5%
  12750 Merit Drive - Park Central VII, Suite 770
  Dallas, Texas 75251

(1) Pursuant to Rule 13d-3 under the Exchange Act a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding shares owned as of April 4, 2005, by the person indicated and shares underlying warrants, options and/or convertible debt and accrued interest thereon owned by such person on April 4, 2005, that were exercisable within 60 days of that date.

(2) Applicable percentage ownership is based on 18,181,208 voting shares of Common Stock outstanding on April 4, 2005.

(3) Includes 220,442 shares owned by Preston Harris Interests, Inc., a Texas corporation, of which Mr. Fleeger is the president and majority stockholder;
494,838 shares of Common Stock underlying convertible accrued salaries at December 31, 2004; and 179,704 shares for advances outstanding at December 31, 2004. (See Certain Relationships and Related Transactions.)

(4) Includes an option for 33,000 shares of Common Stock.

(5) Includes 399,140 shares of Common Stock underlying convertible debt and accrued interest thereon and an option for 38,500 shares of common stock. (See
Certain Relationships and Related Transactions.)

(6) Includes 535,234 shares of Common Stock underlying convertible debt and accrued interest thereon and an option for 14,000 shares of Common Stock. (See
Certain Relationships and Related Transactions.)

(7) Includes 149,000 shares owned by Med-Con Waste Solutions, Inc., a Texas corporation, of which Mr. Cole was the President and Chief Executive Officer.

(8) Includes an option for 12,332 shares of Common Stock.

(9) Includes  934,374  shares of Common Stock  underlying  convertible  debt and accrued  interest  thereon,  convertible  accrued salaries at December 31, 2004,
convertible  advances  from  stockholders,   and  stock  options.  (See  Certain
Relationships and Related Transactions.)

(10) Applicable percentage ownership is based on 18,181,208 voting shares of Common Stock outstanding on April 4, 2005, and on shares issuable within 60 days of April 4, 2005.

                      Equity Compensation Plan Information
                            (as of December 31, 2004)
------------------------------------------------ --------------------- --------------------- ---------------------
                                                                                                  Number of
                                                                                                  securities
                                                                                             remaining available
                                                      Number of                              for future issuance
                                                   securities to be                              under equity
                                                     issued upon         Weighted-average     compensation plans
                                                     exercise of        exercise price of         (excluding
                                                     outstanding           outstanding            securities
                                                  options, warrants     options, warrants    reflected in column
                                                    and rights (a)        and rights (b)           (a)) (c)
------------------------------------------------ --------------------- --------------------- ---------------------
Equity compensation plans approved by
      Security holders......................
                                                       268,118                $1.00                581,882
------------------------------------------------ --------------------- --------------------- ---------------------
Equity compensation plans not approved by
      Security  holders.....................
                                                          --                    --                    --
------------------------------------------------ --------------------- --------------------- ---------------------
      Total.................................           268,118                $1.00                581,882
------------------------------------------------ --------------------- --------------------- ---------------------

Employment Agreements

         Matthew H. Fleeger serves as the Company's President and Chief Executive Officer and entered into a three-year employment agreement dated December 30, 2004 to be effective as of January 1, 2005. Mr. Fleeger is entitled to receive an annual base salary of $200,000, increased 5% annually, and is also entitled to be paid a cash bonus of $25,000 on April 15, 2005. Pursuant to the Executive Target Bonus Program, Mr. Fleeger is also eligible for an annual bonus based on the Company achieving certain goals related to EBITDA. Any such bonus will be paid to Mr. Fleeger in the form of a stock option to purchase a number of shares of Common Stock equal to the amount of such bonus at an exercise price per share of Common Stock equal to the fair market value (as such term is defined in the Company's 2002 Stock Option Plan or any successor plan thereto) of such Common Stock as of the effective date that such option is granted; provided, however, that in the event that Mr. Fleeger becomes the owner of equity securities of the Company representing more than 10% of the total combined voting power of all classes of equity securities of the Company, the exercise price per share of Common Stock shall be equal to 110% of the fair market value of such Common Stock as of the effective date that such option is granted; provided further, however, that Mr. Fleeger shall have the option, in his sole discretion, to receive up to 50% of the amount of any such bonus in the form of cash in lieu of such stock option. Pursuant to the Executive Target Bonus Program, Mr. Fleeger may be eligible for the following bonuses:

--------------------------------------- ----------------------------------------
        EBITDA Target Range                           Bonus Amount
--------------------------------------- ----------------------------------------
   At least:          But less than:
------------------ -------------------- ----------------------------------------
   $1,000,000           $1,100,000                      $25,000
------------------ -------------------- ----------------------------------------
   $1,100,000           $1,200,000                      $30,000
------------------ -------------------- ----------------------------------------
   $1,200,000           $1,300,000                      $35,000
------------------ -------------------- ----------------------------------------
   $1,300,000           $1,400,000                      $40,000
------------------ -------------------- ----------------------------------------
   $1,400,000           $1,500,000                      $45,000
------------------ -------------------- ----------------------------------------
   $1,500,000           $1,600,000                      $50,000
------------------ -------------------- ----------------------------------------
   $1,600,000           $1,700,000                      $55,000
------------------ -------------------- ----------------------------------------
   $1,700,000           $1,800,000                      $60,000
------------------ -------------------- ----------------------------------------
   $1,800,000           $1,900,000                      $65,000
------------------ -------------------- ----------------------------------------
   $1,900,000           $2,000,000                      $70,000
------------------ -------------------- ----------------------------------------
   $2,000,000           $2,100,000                      $75,000
------------------ -------------------- ----------------------------------------
   $2,100,000               NA          Mr.  Fleeger and the Board of Directors,
                                        or a duly authorized  committee thereof,
                                        shall   negotiate   the  amount  of  Mr.
                                        Fleeger's bonus in good faith; provided,
                                        however,  that such  amount  shall in no
                                        event be less  than  the sum of  $75,000
                                        plus  an  additional   $5,000  for  each
                                        $100,000 of EBIDTA over $2,100,000.
------------------ -------------------- ----------------------------------------

          Mr. Lonnie P. Cole, Sr. serves as a Senior Vice President in charge of our Sales Department. Mr. Cole entered into a three-year employment agreement dated September 30, 2004 to be effective as of October 1, 2004. Mr. Cole is to receive a base salary of $100,000 annually and is eligible for bonus incentives based on the Company achieving certain goals related to revenue growth.

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

          We have certain notes and accounts payable balances owed to our stockholders and officers. At December 31, 2004 and 2003, such amounts are as follows:
                                                   December 31,
                                                2004         2003
                                             ----------   ----------
                   Vivian Eriksen            $  365,704   $  607,795
                   Winship Moody, Sr.           298,717      240,513
                   Matthew Fleeger              421,447      535,666
                   Ajit Brar                    845,992         --
                   Sam Hicks                       --         70,622
                   Beverly Fleeger                 --         82,318
                   Robert Centeno                  --         20,000
                                             ----------   ----------
                     Total                   $1,931,860   $1,556,914
                                             ==========   ==========

Loans from Directors and Stockholders

          Mr. Winship Moody, Sr. loaned the Company $200,000 in November 2003 in connection with our acquisition of ATE and has made other working capital loans and advances totaling $38,125 during 2003. Both amounts owed were converted into a note bearing interest at the rate of 10 percent per annum that is repayable in 36 equal monthly installments of $7,684, including interest, beginning on December 7, 2003, and is secured by a second lien deed of trust on the real property at our Garland Facility. Mr. Moody's note is convertible into Common Stock at the rate of $1.00 per share. Mr. Moody loaned us an additional $150,000 to the Company on September 29, 2004. The note bears interest at the rate of 10 percent per annum and is repayable in 36 equal monthly installments of $4,840 each and is convertible into Common Stock at the rate of $1.00 per share. The proceeds of the note were used to purchase certain assets related to the Med-Con acquisition. This second loan is also secured by a second lien deed of trust on the real property at our Garland Facility.

          Mr. Ajit S. Brar loaned a total amount of $1,000,000 to the Company throughout 2004. The initial loan of $500,000 was funded on March 7, 2004. The proceeds of the note were used for working capital purposes. The note is payable in 36 equal monthly installments of $16,133 and bears interest at 10%. The note is convertible into Common Stock at the rate of $0.75 per share based on the principal and interest outstanding at the time of conversion and subject to anti-dilutions provisions. Beginning on January 7, 2005, the note was amended to be payable of interest only for a period of six months and then revert to the monthly installment of $16,133 on July 7, 2005 until paid in full. On July 7, 2004, this same stockholder provided a second loan in the amount of $250,000 to the Company. The proceeds of the note were used to pay the Company's second quarter 2005 payroll taxes to the IRS in the amount of $158,832 and the remaining amount for working capital purposes. The note is payable in 36 monthly installments of $8,333 and bears interest at the prime rate as published in the Wall Street Journal plus 8% (as of March 15, 2005, the interest rate was 13.50%). On September 27, 2004, this same stockholder provided a third loan in the amount of $150,000 to the Company. The proceeds of the note were used to purchase certain assets of the Med-Con acquisition. The note is payable in 34 monthly installments of $5,280 and bears interest at the prime rate as published in the Wall Street Journal plus 8%. On December 6, 2004, this same stockholder provided a fourth loan in the amount of $100,000 to the Company. The proceeds of the note were used for working capital purposes. The note is payable in 29 monthly installments of $4,060 and bears interest at the prime rate as published in the Wall Street Journal plus 8%. As of December 31, 2004, all notes payable to this stockholder totaled $845,992.

Stockholder Lock-Up Agreement

          Stockholders owning approximately 70% of our Common Stock have entered into a lock-up agreement (the "Lock-Up Agreement") with us by which the stockholders agreed to place certain restrictions on their right to sell, pledge, or otherwise transfer shares of Common Stock owned by them for one year following the date that the Common Stock is initially quoted on the OTC Bulletin Board(R) or other national exchange (the "Effective Date"). Essentially, the stockholders who signed the agreement (the "Restricted Stockholders") agreed not to sell, pledge, or otherwise transfer shares of Common Stock owned by them, subject to the following: (i) after the expiration of one year from the Effective Date, 20% of the shares of Common Stock owned by the Restricted

Stockholder will no longer be subject to the Lock-Up Agreement; (ii) after the expiration of 90 days following the completion of one year from the Effective Date, 40% of the shares of Common Stock owned by the Restricted Stockholder will no longer be subject to the Lock-Up Agreement; (iii) after the expiration of 180 days following the completion of one year from the Effective Date, 60% of the shares of Common Stock owned by the Restricted Stockholder will no longer be subject to the Lock-Up Agreement; (iv) after the expiration of 270 days following the completion of one year from the Effective Date, 80% of the shares of Common Stock owned by the Restricted Stockholder will no longer be subject to the Lock-Up Agreement; and (v) after expiration of two years from the Effective Date, 100% of the shares of Common Stock owned by the Restricted Stockholder will no longer be subject to the Lock-Up Agreement. The restrictions do not apply to (i) a bona fide gift made by the Restricted Stockholder, provided that the donee of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock agree in writing to be bound by the terms of the Lock-Up Agreement prior to the gift; (ii) a distribution to partners or stockholders of the Restricted Stockholder (and to any direct or indirect partner or stockholder thereof), provided that the ultimate distributees of the shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock agree in writing to be bound by the terms of the Lock-Up Agreement prior to the distribution; and (iii) transfers, without consideration, of shares of Common Stock or securities convertible into or exchangeable or exercisable for any shares of Common Stock to family members or to one or more trusts established for the benefit of one or more family members, provided that the transferee agrees in writing to be bound by the terms of the Lock-Up Agreement prior to the transfer.

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

     4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.2 Form of Subscription Agreement (filed as Exhibit 4.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.3 Stock Purchase Option, dated January 15, 1997, between the Company and Gary S. Krall (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).(*)

     4.4 Certificate of Designation of the Series A 10% Convertible Preferred Stock, as filed with the Texas Secretary of State on November 12, 2004 (filed as
Exhibit 4.1 to the Company's Form 8-K filed on November 12, 2004, and incorporated herein by reference).

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

     10.17 Promissory Note dated July 7, 2004, by the Company to Ajit S. Brar for $250,000.00.

     10.18 Promissory Note dated September 27, 2004 by the Company to Ajit S. Brar for $150,000.

     10.19 Promissory Note dated September 29, 2004 by the Company to Winship Moody for $150,000.

     10.20 Promissory Note dated November 7, 2003 by the Company to Winship Moody for $238,225.

     10.21 Promissory Note dated July 19, 2004 by the Company to Don McAfee for $35,562.99.

     10.22 Asset Purchase Agreement, dated as of September 30, 2004, by and between MedSolutions, Inc. and Med-Con Waste Solutions, Inc. (filed as Exhibit
2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).

     10.23 Promissory Note dated December 6, 2004 by the Company to Ajit S. Brar for $100,000 **

     10.24 Employment Agreement dated September 30, 2004 between the Company and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

     10.25 Employment Agreement dated December 30, 2004 between the Company and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

     10.26 Promissory Note dated February 14, 2005 by the Company to Ajit S. Brar for $75,000.**

     10.27 Promissory Note dated February 17, 2005 by the Company to Winship Moody for $75,000.**

     31.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).**

     31.2 Certification of Chief Accounting Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).**

     32.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

     32.2 Certification of Chief Accounting Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

----------
     (*) Denotes a management contract or compensatory plan or arrangement.
     (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
     (**) Filed herewith.

         (b)      Reports on Form 8-K.

         A report on Form 8-K was filed on October 6, 2004 reporting the acquisition by the Company of certain of the assets and the assumption of certain of the liabilities of Med-Con Waste Solutions, Inc.

         A report on Form 8-K was filed on November 18, 2004 reporting the designation of the Company's Series A Preferred Stock.

         A report on Form 8-K was filed on December 30, 2004 reporting the execution by the Company of that certain employment agreement with Matthew H. Fleeger, dated December 30, 2004 to be effective as of January 1, 2005.

Item 14. Principal Accountant Fees and Services.

         Audit Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2004 and 2003 for professional services rendered for the audit of the Company's annual financial statements, the review of the financial statements included in the Company's Forms 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements totaled $80,000 and $72,000, respectively.

         Audit-Related Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2004 and 2003 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not disclosed in the paragraph captioned "Audit Fees" above were $0 and $0, respectively.

         Tax Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2004 and 2003 for professional services rendered for tax compliance, tax advice and tax planning, were $13,000 and $18,000, respectively.

         All Other Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2004 and 2003 for products and services, other than the services described in the paragraphs captioned "Audit Fees", "Audit-Related Fees", and "Tax Fees" above were $0 and $0, respectively.

         The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing services provided by Marcum & Kliegman, LLP in 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MEDSOLUTIONS, INC.


Dated:  April 15, 2005                  By: /S/ Matthew H. Fleeger
                                           -------------------------------------
                                           Matthew H. Fleeger
                                           President and Chief Executive Officer

                                        By: /s/ J. Steven Evans
                                           -------------------------------------
                                           Vice President/Finance and Chief
                                           Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                       Date
          ---------                        -----                       ----

 /s/ Matthew H. Fleeger          President, Chief Executive       April 15, 2005
--------------------------       Officer and Director
Matthew H. Fleeger

 /s/ Winship B. Moody, Sr.       Chairman of the Board of         April 15, 2005
--------------------------       Directors
Winship B. Moody, Sr.

 /s/ Mark M. Altenau             Director                         April 15, 2005
--------------------------
Mark M. Altenau, M.D.


 /s/ Ajit S. Brar                Director                         April 15, 2005
--------------------------
Ajit S. Brar

                               MEDSOLUTIONS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                      ----------
 PART II - FINANCIAL INFORMATION:


    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F-1


    CONSOLIDATED BALANCE SHEETS                                          F-2
      At December 31, 2004 and 2003


    CONSOLIDATED STATEMENTS OF OPERATIONS                                F-3
      For the Years Ended December 31, 2004 and 2003


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY               F-4 - F-5
      For the Years Ended December 31, 2004 and 2003


    CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-6 - F-7
      For the Years Ended December 31, 2004 and 2003


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8 - F-33

To the Board of Directors
MedSolutions, Inc.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of MedSolutions, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedSolutions, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                                          MARCUM & KLIEGMAN, LLP

New York, New York
February 25, 2005



                               MEDSOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                          December 31,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
Current Assets:
  Cash                                                            $       --      $       --
  Accounts receivable - trade, net of allowance of
    $88,835 and $58,372                                                979,080       1,333,765
  Prepaid expenses and other current assets                            240,428         219,223
  Supplies                                                              11,911          12,778
                                                                  ------------    ------------
      Total Current Assets                                           1,231,419       1,565,766

Property and equipment - at cost, net of accumulated
  depreciation of $1,335,071 and $951,894                            1,636,265       1,478,176
Intangible assets - Customer list, net of accumulated
  amortization of $235,868 and $50,000                                 897,980         950,000
Intangible assets - Goodwill                                         1,495,173         961,832
Intangible assets - permits                                             59,764          59,764
Other assets                                                            43,034           3,014
                                                                  ------------    ------------
      Total Assets                                                $  5,363,635    $  5,018,552
                                                                  ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Cash overdraft                                                  $    323,881    $    109,991
  Note payable to bank                                                  22,493          37,276
  Convertible debentures                                                40,135          40,135
  Current maturities of long-term obligations                          122,571          89,475
  Accounts payable                                                   1,268,941       1,325,953
  Accrued liabilities                                                1,741,064       1,447,951
  Note payable - AmeriTech Environmental, Inc.                         750,000         750,000
  Current maturities - notes payable to Med-Con                        467,820            --
  Current maturities - notes payable stockholders                      588,618         338,677
  Current maturities - litigation settlements                          186,253         186,253
  Advances from stockholders                                           171,845         358,395
                                                                  ------------    ------------
      Total Current Liabilities                                      5,683,621       4,684,106

Long-term obligations, less current maturities                         399,100         419,050
Notes payable - stockholders, less current maturities                  951,358         525,919
Litigation settlements, less current maturities                         26,736         212,989
                                                                  ------------    ------------
      Total Liabilities                                              7,060,815       5,842,064
                                                                  ------------    ------------
Commitments, Contingencies and Other Matters
  (Notes 1, 2, 8, 12, 13 and 14)

Stockholders' Deficiency:
  Preferred stock (par value $.001) - 100,000,000
    shares authorized at December 31, 2004 and 2003,
    respectively, 143,333 shares issued and outstanding at
    December 31,2004 and 0 shares issued at December 31, 2003              143            --
  Common stock (par value $.001) - 100,000,000 shares
    authorized at December 31, 2004 and 2003; 18,141,242 shares issued and 18,129,042 shares outstanding at December 31,
    2003 and 18,084,703 shares issued and 18,072,503 shares
    outstanding at December 31, 2003                                    18,141          18,084
Additional paid-in capital                                          21,595,614      21,476,848
Accumulated deficit                                                (23,293,078)    (22,300,444)
Treasury stock, at cost - 12,200 shares at December 31, 2004
  and 2003                                                             (18,000)        (18,000)
                                                                  ------------    ------------
        Total Stockholders' Deficiency                              (1,697,180)       (823,512)
                                                                  ------------    ------------
        Total Liabilities and Stockholders' Deficiency            $  5,363,635    $  5,018,552
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                        For the Years Ended
                                                           December 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Revenues:
  Sales - Net                                      $  7,926,330    $  6,318,861
                                                   ------------    ------------

Cost, Expenses and Other Income:
  Cost of sales                                       5,692,801       4,405,464
  Selling, general and administrative expenses        2,202,697       2,568,691
  Depreciation and amortization                         579,332         320,778
  Impairment of customer list                           139,330            --
                                                   ------------    ------------
                                                      8,614,160       7,294,933
                                                   ------------    ------------
Loss from operations                                   (687,830)       (976,072)

Other (income) expense:
  Interest expense                                      317,854         180,279
  Other income                                          (13,050)        (51,324)
  Litigation settlement                                    --          (147,270)
                                                   ------------    ------------
                                                        304,804         (18,315)
                                                   ------------    ------------
Net Loss                                               (992,634)       (957,757)

Preferred Stock Dividend                                  7,000            --

Net Loss applicable to common stock                $   (999,634)   $   (957,757)
                                                   ============    ============

Basic and diluted net loss per common share        $       (.06)   $       (.06)
                                                   ============    ============
Weighted average number of common shares
  Outstanding                                        18,113,411      16,633,717
                                                   ============    ============





The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                             MSI Preferred Stock
                                                  MSI Common Stock                Series A
                                            --------------------------    ------------------------
                                               Shares         Amount         Shares        Amount
                                            -----------    -----------    -----------   -----------
Year Ended December 31, 2004:
-----------------------------

Balance - December 31, 2003                  18,084,703    $    18,084           --     $      --
MSI common stock sold for cash                  100,000            100           --            --
MSI preferred stock sold for cash                  --             --          143,333           143
MSI common stock issued for bonuses             115,000            115
MSI common stock bonuses cancelled by the
Company                                            --             --             --            --
MSI common stock issued in partial
  payment for assets of Bray                     29,867             30           --            --
MSI common stock issued for consulting
  services                                        8,500              9           --            --
MSI common stock issued for director fees        20,000             20           --            --
MSI common stock reversal of shares
  issued due to clawback provision for
  AmeriTech acquisition                        (365,828)          (366)          --            --
MSI common stock issued in partial
  payment for assets of Med-Con                 149,000            149           --            --


Net loss                                           --             --             --            --
                                            -----------    -----------    -----------   -----------
Balance - December 31, 2004                  18,141,242    $    18,141        143,333   $       143
                                            ===========    ===========    ===========   ===========


Year Ended December 31, 2003:
----------------------------

Balance - December 31, 2002                  16,359,354    $    16,359           --     $      --
MSI common stock sold for cash                  898,267            898           --            --
MSI common stock issued in part
  payment to acquire AmeriTech
  Environmental, Inc.                           705,082            705           --            --
MSI common stock exchanged for accounts
  payable and accrued compensation              122,000            122           --            --
Net loss                                           --             --             --            --
                                            -----------    -----------    -----------   -----------
Balance - December 31, 2003                  18,084,703    $    18,084           --     $      --
                                            ===========    ===========    ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                             Additional
                                              Paid-in       Accumulated       Treasury
                                              Capital         Deficit           Stock          Total
                                            ------------    ------------    ------------    ------------
Year Ended December 31, 2004:
-----------------------------

Balance - December 31, 2003                 $ 21,476,848    $(22,300,444)   $    (18,000)   $   (823,512)
MSI common stock sold for cash                   129,900            --              --           130,000
MSI preferred stock sold for cash                214,857            --              --           215,000
MSI common stock issued for bonuses                 (115)           --              --              --
MSI common stock bonuses cancelled by the
  Company                                       (144,500)           --              --          (144,500)
MSI common stock issued in partial
  payment for assets of Bray                      22,369            --              --            22,399
MSI common stock issued for consulting
  services                                         8,491            --              --             8,500
MSI common stock issued for director fees            (20)           --              --              --
MSI common stock reversal of shares
  issued due to clawback provision for
  AmeriTech acquisition                         (254,067)           --              --          (254,433)
MSI common stock issued in partial
  payment for assets of Med-Con                  148,851            --              --           149,000
Preferred Stock Dividend                          (7,000)           --              --            (7,000)
Net loss                                            --          (992,634)           --      $   (992,634)
                                            ------------    ------------    ------------    ------------
Balance - December 31, 2004                 $ 21,595,614    $(23,293,078)   $    (18,000)   $ (1,697,180)
                                            ============    ============    ============    ============


Year Ended December 31, 2003:
----------------------------

Balance - December 31, 2002                 $ 19,963,268    $(21,342,687)   $    (18,000)   $ (1,381,060)
MSI common stock sold for cash                   863,602            --              --           864,500
MSI common stock issued in part
  payment to acquire AmeriTech
  Environmental, Inc.                            528,100            --              --           528,805
MSI common stock exchanged for accounts
  payable and accrued compensation               121,878            --              --           122,000
Net loss                                            --          (957,757)           --          (957,757)
                                            ------------    ------------    ------------    ------------
Balance - December 31, 2003                 $ 21,476,848    $(22,300,444)   $    (18,000)   $   (823,512)
                                            ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                               For the Years Ended
                                                                   December 31,
                                                           --------------------------
                                                               2004           2003
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $  (992,634)   $  (957,757)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                            579,332        320,778
      Gain on disposal of fixed asset                          (11,194)          --
      Impairment of customer list                              139,330           --
      Bad debt expense                                          59,000         78,768
      Stock and options issued for services and interest         8,500        122,000
      Litigation settlement                                       --         (147,270)
      Cancellation of accrued stock compensation              (144,500)          --
    Changes in assets (increase) decrease:
      Accounts receivable                                      295,685       (539,627)
      Supplies                                                     867         12,975
      Prepaid expenses and other current assets                309,516        (95,135)
      Other non-current assets                                 (72,151)           601
    Changes in liabilities increase (decrease):
      Accounts payable and accrued liabilities                (173,069)       674,430
      Bank overdraft                                           213,890         22,403
                                                           -----------    -----------
        NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES       212,572       (507,834)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (350,104)      (150,974)
  Proceeds from disposal of fixed asset                         10,115           --
  Permits                                                         --              683
  Asset acquisition of AmeriTech Environmental, Inc.              --         (752,094)
  Asset acquisition of Bray Medical Waste Service              (11,200)          --
  Asset acquisition of Med-Con Waste Solutions, Inc.          (250,000)          --
                                                           -----------    -----------
        NET CASH USED IN INVESTING ACTIVITIES                 (601,189)      (902,385)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                           130,000        864,501
  Proceeds from sale of preferred stock                        215,000           --
  Proceeds from notes payable - stockholders                 1,150,000        490,625
  (Repayments to) advances from stockholders                  (186,550)       310,295
  Payments on other long-term obligations                     (919,833)      (255,202)
                                                           -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES              388,617      1,410,219
                                                           -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              --             --

CASH AND CASH EQUIVALENTS - BEGINNING                             --             --
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS - END                            $      --      $      --
                                                           ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                  For the Years Ended
                                                                      December 31,
                                                              ---------------------------
                                                                  2004           2003
                                                              ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                               $    236,384   $    134,570
                                                              ============   ============
  Income taxes paid                                           $       --     $       --
                                                              ============   ============

SUPPLEMENTAL DISCLOSURE:

  Issuance of notes payable for property and
    equipment                                                 $    220,303   $    323,719
                                                              ============   ============
  Stock issued in connection with loans and accounts
    payable                                                   $      8,500   $     20,000
                                                              ============   ============
  Issuance of MSI common stock for AmeriTech acquisition      $       --     $    528,805
                                                              ============   ============
  Issuance of MSI note payable for AmeriTech acquisition      $       --     $    750,000
                                                              ============   ============
  Common stock reclaimed in connection to clawback
    provision regarding AmeriTech acquisition                 $    254,433   $       --
                                                              ============   ============
  Issuance of MSI notes payable for Med-Con acquisition       $    750,000   $       --
                                                              ============   ============
  Issuance of MSI common stock for Med-Con acquisition        $    149,000   $       --
                                                              ============   ============
  Notes payable reduced in connection to clawback provision
    regarding Med-Con acquisition                             $    153,780   $       --
                                                              ============   ============
  Issuance of MSI common stock for Bray acquisition           $     22,399   $       --
                                                              ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE  1  DESCRIPTION OF BUSINESS

MedSolutions, Inc. ("MSI" or the "Company") formerly known as EnviroClean International, Inc. was incorporated in the State of Texas in November 1993 and commenced operations in January 1994. The Company was organized for the purpose of developing, manufacturing, and marketing the EnviroClean(R) Thermal Oxidation System ("EnviroClean(R) System" or "ETOS"), which was designed to incinerate medical and other specialized wastes in an environmentally sound manner. In 1994, through collaboration with Intercontinental Manufacturing Company ("IMCO"), the Company built the EnviroClean(R) System prototype. The initial sale of EnviroClean(R) Systems occurred in 1996. There were no sales of EnviroClean(R) Systems during the years ended December 31, 2004 and 2003.

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

During 2004, the Company acquired the business and certain assets of Med-Con Waste Solutions, Inc. ("Med-Con"), a Texas corporation in the medical waste industry. The Company also acquired in 2004 the customer contracts of B. Bray Medical Waste Service ("Bray"), a Texas sole proprietorship. Effective October 3, 2003, the Company acquired the business and certain assets of AmeriTech Environmental, Inc. ("AmeriTech"), a Texas corporation in the regulated medical waste industry.

NOTE 2  GOING CONCERN

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses of $992,634 and $957,757 for the years ended
December 31, 2004 and 2003, respectively. Additionally, the Company has significant deficits in both working capital and stockholders' equity at December 31, 2004 and 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, cash flow deficits have been funded by stockholders of the Company. However, the stockholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's common stock, approximately $345,000 and $864,500 during the years ended December 31, 2004 and 2003, respectively. Three of the Company's largest stockholders loaned the Company $1,150,000 in 2004 and $490,625 in 2003. There is no assurance that such private placement funding and loans and advances will continue to satisfy the Company's cash needs, or that any other financing will occur. The Company expects to continue to explore various cost cutting initiatives, expand its business in new market areas and explore other sources for raising capital with debt or equity instruments.

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

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

Allowance for Doubtful Accounts
-------------------------------

The Company's trade accounts receivable is stated net of an allowance for doubtful accounts of $88,835 and $58,372 at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. With respect to trade receivables, ongoing credit evaluations of customers' financial condition are performed and generally, no collateral is required. The Company maintains a reserve for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets
------------------------------

FASB Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

AmeriTech Acquisition

In November 2003, the Company acquired certain of the assets, including a customer list, of AmeriTech in an acquisition accounted for as a purchase. The Company, based on an independent appraisal, assigned $1,000,000 to the value of the customer list acquired and established a useful life of five years over which to amortize the assigned cost. During the quarter ended June 30, 2004 and in accordance with the acquisition agreement, the Company calculated a purchase price adjustment with respect to the customer list acquired from AmeriTech. The calculation resulted in a purchase price reduction of $254,433, which lowered the assigned value of the customer list acquired. This reduction reduced the number of shares issued to AmeriTech at the time of purchase by 365,828 shares. During the year ended December 31, 2004, the Company further determined that there was an impairment of $139,330 to the customer list acquired from AmeriTech. Accordingly, the Company recorded a charge of $139,330 during the year ended December 31, 2004, to reflect the decrease in the net carrying value. The Company has recorded $159,788 in amortization expense for the twelve months ended December 31, 2004. Going forward, amortization expense for each year will approximate $107,000. As part of the acquisition, the Company also recorded goodwill of approximately $1,000,000.

A settlement was reached between ATE and the Company on February 11, 2005 due to numerous disputes and disagreements that arose in relation to representations, quality and other factors that were represented by ATE in the asset purchase agreement. The settlement calls for the modification of the promissory note to AmeriTech from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each which shall begin at the time that ATE delivers audited financial statements of its books and records for the nine-month period ended September 30, 2003 that will allow the Company to comply with its Form 8-K reporting requirements with the United States Securities and Exchange Commission ("SEC"). The resulting settlement should allow the Company to record a gain from extinguishment of debt of approximately $650,000 during the three months ended March 31, 2005. We are currently in discussions with ATE to convert the remaining balance of their promissory note into Common Stock of the Company.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Med-Con - Acquisition

On September 30, 2004, the Company acquired certain assets, including a customer list, of Med-Con in an acquisition accounted for as a purchase for a total purchase price of $1,149,000. The purchase price for the acquired assets was (i) $250,000 cash, (ii) a promissory note in the original principal amount of $500,000 bearing interest at a rate per annum of 7%, payable in 30 equal monthly installments of principal and interest with the first such installment due on January 1, 2005, (iii) a promissory note in the original principal amount of $250,000, with no interest, and with the principal amount and the due date subject to adjustment based upon the delivery by Med-Con to the Company of consents to the assignment of the customer contracts acquired from Med-Con within 75 days of the closing of the transaction, (iv) and 149,000 shares of Common Stock. The principal amount of the $500,000 promissory note was adjustable depending upon the amount of revenues realized by the Company from the customer contracts acquired from Med-Con for the ensuing 90 days following the closing of the transaction. The Company, based on an independent appraisal, assigned $497,610 to the customer list acquired and established a useful life of five years over which to amortize the assigned cost. Amortization expense of the customer list for each year will approximate $99,522.

During the quarter ended December 31, 2004 and in accordance with the acquisition agreement, the Company calculated a purchase price adjustment of $153,780, which lowered the assigned value of the assets acquired. This reduction reduced the note payable to Med-Con by $153,780.

As part of the acquisition, the Company also recorded goodwill of approximately $499,610, net of the purchase price reduction.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------

The Company continuously monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

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

Provisions for Income Taxes
---------------------------

No provisions have been made for federal or state income taxes since the Company has incurred net operating losses since its inception. The Company is subject to certain local minimum taxes.

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

(in thousands)


Periods Ended December 31, 2004 and 2003
----------------------------------------
                                                          2004          2003
                                                       ------------------------

Net loss applicable to common stock                    $   (1,000)         (957)

Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                                             (162)          (29)
                                                       ------------------------
Pro-forma loss under
Fair Value Method                                      $   (1,162)        (986)
                                                       ========================
Income loss per share applicable to
Common Stock Basic and Diluted                         $     (.06)         (.06)

Per share stock-based employee
compensation cost, net of tax
effect, under fair value accounting                    $     (.01)         --
                                                       ------------------------
Pro-forma loss share basic
& diluted                                              $     (.07)         (.06)
                                                       ========================

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the year ended December 31, 2004 and 2003, the Company granted 228,118 and 40,000 stock options, respectively to employees and directors. The exercise price of the stock options was $1.00 (which is equivalent to the weighted average price per share) and vest immediately. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of December 31, 2004 and 2003,was 268,118 and 40,000 respectively. In calculating the fair values of the stock options, the following assumptions were used:

                                                     YEAR                YEAR
                                                 2004 GRANTS         2003 GRANTS

Dividend yield                                        --                  --
Weighted average expected life:                    5 years             5 years
Weighted average risk-free interest rate             3.27%               2.99%
Expected volatility                                 80.39%              98.18%

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

Advertising Expenses
--------------------

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2004 and 2003 approximated $79,149 and $45,300, respectively.

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

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Environmental Expenditures
--------------------------

Environmental expenditures are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets' environmental safety or efficiency. All other environmental expenditures are expensed. Liabilities for environmental expenditures are accrued when it is probable that such obligations have been incurred and the amounts can be reasonably estimated. Currently, there are no ongoing environmental issues or activities.

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

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No., 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB 51" ("FIN No. 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs, or potential VIEs, commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment
("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards'

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE  3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

Emerging Issue Task Force (EITF) Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities, should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 4 ACQ UISITION OF CERTAIN ASSETS OF AMERITECH ENVIRONMENTAL, INC. AND BRAY MEDICAL WASTE SERVICE

AmeriTech Environmental, Inc.
-----------------------------

On October 3, 2003, the Company signed a letter of intent to acquire certain of the assets, including customer contracts, assume certain of the liabilities and take over the regulated medical waste operations of AmeriTech Environmental, Inc. ("AmeriTech"), a Texas corporation, in exchange for a combination of cash, a promissory note and shares of the Company's common stock, par value $.001 (the "Common Stock"). Pursuant to the definitive asset purchase agreement dated as of November 7, 2003, by and between the Company and AmeriTech, the transaction was completed by an assignment by AmeriTech to the Company of all of its regulated medical waste disposal customer contracts, which cover approximately 800 customers. The other assets acquired consisted primarily of equipment associated with AmeriTech's regulated medical waste disposal business and a parcel of real property located in Houston, Texas.

The purchase  price for the  acquired  assets was $650,000 in cash, a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, with all principal and accrued interest due on the first anniversary of the note, and 705,072 shares of Common Stock. As discussed in Note 3, the number of shares of Common Stock delivered at the closing was decreased by 365,828 shares due to the amount of revenues realized by the Company from the customer contracts acquired from AmeriTech for the ensuing six months following the closing of the transaction. The cash portion of the purchase price was funded from the proceeds of sales of Common Stock in private placements and $400,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the amount of revenues AmeriTech has generated from its regulated medical waste disposal business during the first three quarters of 2003.

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
                                                                      ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 4 ACQUISITION OF CERTAIN ASSETS OF AMERITECH ENVIRONMENTAL, INC. AND B. BRAY MEDICAL WASTE SERVICE (Continued)

Results of operations of AmeriTech have been included in the consolidated financial statements for the three months following the acquisition on October 3, 2003.

The following table presents the unaudited pro forma combined results of operations of the Company and AmeriTech as if they had been combined from the beginning of 2003 (the operating results for 2002 are not available):

                                                                     Pro forma
                                                                     Combined
                                                                    At December
                                                                      31,2003
                                                                   ------------

         Revenues:
           Net Sales                                               $  8,780,712

           Net loss                                                $ (1,942,820)
         Basic net loss per common share                           $      (0.11)

         Weighted average common shares
           outstanding - basic and diluted                           17,710,166


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

Bray Medical Waste Service
--------------------------

Effective January 1, 2004, the Company acquired the customer contracts and took over the regulated medical waste operations of B. Bray Medical Waste Service, a Texas sole proprietorship. The purchase price for the acquired assets (i)$11,200 cash and (ii)29,867 shares of the Company's Common Stock valued at $22,400 for a total purchase price of $33,600, allocated $30,000 to customer list and $3,600 to goodwill.

                               MEDSOLUTIONS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE  4  ACQUISITION OF CERTAIN ASSETS OF MED-CON WASTE SOLUTIONS, INC.

Med-Con Waste Solutions, Inc.
-----------------------------

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

As of December 31, 2004 and in accordance with the asset purchase agreement, the total purchase price for Med-Con was decreased $153,780. The decrease to the purchase price was accomplished by a corresponding decrease to the principal amount of the $500,000 promissory note leaving a balance owed of $346,220. The decrease was a result of the actual amount of revenue realized during the 90 day period following the close of the asset purchase agreement that was less then the projected revenue amount used to calculate the purchase price. The Company has not paid any payments in accordance to the note and is in default, however, no notice of default by the payee has been given to the Company.

                               MEDSOLUTIONS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE  4  ACQUISITION  OF  CERTAIN  ASSETS  OF  MED-CON  WASTE  SOLUTIONS,   INC.
(Continued)

MedSolutions purchased the following assets and assumed the liabilities shown in the following table in exchange for the amount paid.

                 Description                                            Amount

         Purchase price:
         Cash paid                                                    $  250,000
         Promissory note                                                 750,000
         Common stock, 149,000 shares                                    149,000
         Liabilities assumed                                              71,448
         Acquisition related costs                                         2,000
                                                                      ----------

         Total acquisition cost                                       $1,222,448
                                                                      ==========

         Assets acquired:

         Equipment                                                    $   71,448
         Allocation to customer list, to be
         amortized over five years                                       574,500
         Allocation to goodwill                                          576,500
                                                                      ----------

         Total assets acquired                                        $1,222,448
                                                                      ==========


Pro Forma Results
-----------------

The following table presents the pro-forma combined results of operations of the Company for its 2004 acquisitions as if they had been combined from the beginning of 2004 (the operating results for 2003 are not available)

                                                                     Pro forma
                                                                      Combined
                                                                    At December
                                                                     31, 2004
                                                                   ------------

         Revenues:
           Net Sales                                               $  8,585,818

           Net loss                                                $ (1,126,560)

         Basic net loss per common share                           $      (0.06)

         Weighted average common shares
           outstanding - basic and diluted                           18,231,635

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of the beginning of the 2004 year, nor are they necessarily indicative of future consolidated results.

                               MEDSOLUTIONS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE  5  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                              At December 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------

         Land                                            $   58,680   $   58,680
         Building                                           777,560      709,458
         Furniture and equipment                          2,135,096    1,661,932
                                                         ----------   ----------
                                                          2,971,336    2,430,070
         Less:  Accumulated depreciation                  1,335,071      951,894
                                                         ----------   ----------
         Property and Equipment, Net                     $1,636,265   $1,478,176
                                                         ==========   ==========

Depreciation of property and equipment for the years ended December 31, 2004 and 2003 amounted to $392,825 and $270,778, respectively.


NOTE  6 INCOME TAXES

The Company was not required to record a provision for income taxes for the years ended December 31, 2004 and 2003, as a result of net operating losses incurred during those years.

As of December 31, 2004, the Company had available approximately $18,660,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1995 through 1997 expire during the years 2010 through 2012 and the December 31, 1998 through 2004 NOL carryforwards expire in the years 2018 through 2024, respectively. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code, as amended.

At December 31, 2004, the Company has a deferred tax asset of approximately $7,470,000, principally representing the benefits of its net operation loss and certain other expenses not currently deductible for tax purposes. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The valuation allowance increased by $330,000 during the year ended December 31, 2004.

                               MEDSOLUTIONS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE  7 ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                              At December 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------

         Salaries                                        $  486,373   $  458,752
         Payroll and other taxes                            440,207      203,212
         Royalty obligation                                   5,000       61,112
         Interest                                           173,141       94,069
         Processing expenses                                100,131      145,414
         Insurance                                          206,824      191,647
         Other accrued liabilities                          329,388      293,745
                                                         ----------   ----------
                                                         $1,741,064   $1,447,951
                                                         ==========   ==========



NOTE  8 LONG-TERM OBLIGATIONS

Long-term obligations are comprised of the following:

                                                              At December 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------

         Bank note - EMSI facility                       $  213,198   $  244,597
         Installment notes - equipment                      308,473      263,928

         Total indebtedness to bank and
           financial institutions                           521,671      508,525

         Less:  Current maturities                          122,571       89,475
                                                         ----------   ----------
              Total Long-Term Obligations                $  399,100   $  419,050
                                                         ==========   ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE  8  LONG-TERM OBLIGATIONS (Continued)


In July 1996, the Company borrowed $367,500 from a bank. The note is secured by a first lien on EMSI's facility in Garland, Texas, and bears interest at a variable rate based on the national prime rate, plus 2.5%, aggregating 4.75% at December 31, 2004. The note is payable in minimum monthly installments of principal and interest totaling $3,100 and matures in July 2011. The Company's president and chief executive officer has guaranteed this debt. The total amount outstanding at December 31, 2004 is $213,198.

The Company is obligated under various installment notes payable for the purchase of equipment with a cost of $323,000. The notes, which bear interest at rates ranging from 7.0% to 16.1%, are due at various dates through September 15, 2008 and are payable in monthly installments totaling approximately $10,318 consisting of principal and interest. The equipment acquired collateralizes the notes.

Aggregate maturities of long-term indebtedness (including the notes payable - stockholders described in Note 9 below) and the Smart Jobs litigation and the Surety Bond litigation settlements described in Note 13 below subsequent to December 31, 2004 are as follows:

         Year Ended December 31,                       Amount
         ----------------------                      ----------

                  2005                               $1,359,515
                  2006                                  769,287
                  2007                                  420,829
                  2008                                   66,884
                  2009                                   50,568
                  2010 and thereafter                    75,373
                                                     ----------
                                                     $2,742,456
                                                     ==========

NOTE  9  NOTES PAYABLE - STOCKHOLDERS

On August 28, 2002, the Company received loans totaling $615,000 from a stockholder of the Company. The notes payable to the stockholder bear interest at the rate of 10 percent per annum, are payable monthly, and commenced
September 28, 2002 for a period of 60 months. The total monthly payment amount is $13,067. The loans are secured by a second lien deed of trust on the Garland, Texas plant. At December 31, 2004, the total obligation was $365,704.

On November 7, 2003, the above mentioned stockholder and another stockholder of the Company each loaned $200,000 to the Company to assist with the funding of the AmeriTech Environmental, Inc. acquisition. These notes payable to the stockholders bear interest at the rate of 10 percent per annum and are payable

                               MEDSOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE  9  NOTES PAYABLE - STOCKHOLDER (Continued)


as follows: As to the first stockholder, the note is paid in full by February 7, 2004. As to the second stockholder, the note, including other funds advanced to the Company, is payable monthly commencing December 7, 2003 for a period of 36 months. The total monthly payment amount is $7,684. In addition, the second stockholder may convert at his option any portion of the outstanding principal and unpaid accrued interest on this note into fully paid and non assessable shares of common stock of the Company. The conversion price is $1.00 per share and is subject to adjustment based on antidilution provisions specified in the agreement. Both loans are secured by a second lien deed of trust on the Garland, Texas plant. On September 29, 2004, the second stockholder loaned an additional $150,000 to the Company to assist with the funding of the Med-Con acquisition. This particular note pays interest at 10 percent and is payable over 36 months with a monthly installment of principal and interest in the amount of $4,840. At December 31, 2004, the total obligation to the second stockholder was $298,717.

On March 7, 2004, a third stockholder loaned the Company $500,000 in exchange for a convertible promissory note bearing interest at the rate of 10 percent. The proceeds from the loan were for working capital purposes. The note is payable monthly for a period of 36 months with each payment amounting to $16,133.59. The note is convertible into common stock of the Company at the rate of $0.75 per share in whole or in part at any time and is subject to anti-dilution provisions, subject to the Company's right to pay in full the then outstanding principal and accrued interest within 30 days of notice of intent by the note-holder to convert, effectively canceling the payee's conversion right.

On July 7, 2004, the third stockholder loaned an additional $250,000 to the Company in exchange for a non-convertible promissory note bearing interest at the prime rate (as published in the Wall Street Journal) plus 8.0%. The proceeds from the loan were to pay the Internal Revenue Service for the payment of the Company's second quarter of 2004 payroll taxes. The note is payable in 36 monthly installments of $8,333 each.

As discussed in Note 5 with regard to the Med-Con acquisition and with the second stockholder above, the third stockholder loaned an additional $150,000 to the Company to assist with the funding of the Med-Con acquisition. The third stockholder received in exchange of the $150,000 advance a non-convertible promissory note bearing interest at the prime rate (as published in the Wall Street Journal) plus 8.0%. The note is payable in 34 monthly installments of $5,257 each.

On December 6, 2004, the third stockholder loaned an additional $100,000 to the Company in exchange for a non-convertible promissory note bearing interest at the prime rate (as published in the Wall Street Journal) plus 8.0%. The proceeds from the loan were for expenses related to the Med-Con acquisition The note is payable in 31 monthly installments of $3,861 each. At December 31, 2004, the total obligation to the third stockholder was $845,992.

                               MEDSOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 10  CONVERTIBLE DEBENTURES

Series I Debentures
-------------------

In 1994 and 1995, the Company issued a total of $1,100,000 of 15% Convertible Redeemable Subordinated Debentures ("Series I Debentures") for the primary purpose of funding the initial R&D activities relating to the EnviroClean(R) System. The terms of the Series I Debentures specified a final maturity date of March 31, 1999, with provisions for conversion of the debentures, at the holder's option, into the Company's common stock at varying conversion rates through maturity. The Series I Debentures also allowed the Company to redeem the debentures any time prior to maturity at a price of 105% of the debenture face value. Interest on the Series I Debentures is payable semi-annually on April 1 and October 1 of each year.

Due to cash constraints, the Company was not able to redeem this balance at the stated maturity date of March 31, 1999. In addition, the Company is delinquent in its payment of interest on the outstanding debentures. The Company is still allowing the holders to convert Series I Debentures into MSI common stock at a conversion rate of $1.50 per share. Accrued interest payable on the debentures as of December 31, 2004 and 2003 totaled $38,312 and $33,812, respectively. The principal balance at December 31, 2004 and 2003 was $30,000.

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

Due to cash constraints, the Company was not able to redeem this balance at the stated maturity date of November 1, 1999. In addition, the Company is delinquent in its payment of interest on the outstanding debentures. However, the Company is still allowing the holders to convert Series II Debentures into MSI common stock at a conversion rate of $1.75 per share. Accrued interest payable on the debentures as of December 31, 2004 and 2003 totaled $5,989 and $4,969, respectively. The principal balance at December 31, 2004 and 2003 was $10,135.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 11  STOCKHOLDERS' DEFICIENCY


Stock Issuances
---------------

During the year ended December 31, 2004, the Company sold 100,000 shares of Common Stock to two stockholders for a total consideration of $130,000.

The Company has issued 8,500 shares of Common Stock to two stockholders for services purchased with a charge to expense in the amount of $8,500.

The Company issued 29,867 shares of Common Stock valued at $.75 per share as partial payment for the assets purchased with regard to the Bray acquisition and also issued 115,000 shares of Common Stock to two executives.

The Company adjusted the AmeriTech purchase price with respect to the customer list acquired from AmeriTech. The adjustment resulted in a purchase price reduction of $254,433 which reduced the number of shares issued in consideration for the acquisition by 365,828 shares.

The Company issued 149,000 shares of Common Stock valued at $1.00 per share as partial payment for the assets purchased with regard to the Med-Con acquisition.

During 2003 the Company sold 898,267 shares of its common stock for $864,500. The Company also issued 122,000 shares valued at $122,000 for stock based compensation and in settlement of accounts payable.

Preferred Stock
---------------

During the year ended December 31, 2004, the Company sold 143,333 shares of Series A Preferred Stock as a result of the Company issuing a Private Placement Memorandum ("Memorandum") called the Acquisition and Expansion Fund II on October 1, 2004. The terms of the Memorandum call for the Company to sell to accredited investors Series A 10% Convertible Preferred Stock ("Series A Preferred Stock"), par value of $.001 and Series B 8% Convertible Preferred Stock ("Series B Preferred Stock"), par value of $.001. The Series A Preferred Stock is being sold at a minimum of 10,000 shares and a maximum 500,000 shares at a $1.50 per share. After the Company has accepted subscriptions for 500,000 shares of Series A Preferred Stock, up to 600,000 shares of Series B Preferred Stock are being offered at $1.75 per share. Each outstanding share of Preferred Stock will automatically convert on the second anniversary of the issuance of the Preferred Stock into one share of Common Stock at a price not less then $1.50 per share.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 11  STOCKHOLDERS' DEFICIENCY (Continued)


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

The Company's Board of Directors has previously approved grants of common stock and options to purchase common stock to key executives and employees, all of which were granted prior to January 1, 1999. The Company has also granted stock and options to a stockholder of the Company in connection with various loans made by the stockholder to the Company, all of which were granted prior to January 1, 1999. The option grants are for periods of two to five years. Certain options may not be exercised for a period of two years after the grant date. Options for 198,118 and 40,000 shares were granted to directors and employees during 2004 and 2003, respectively.

A summary of activity involving options on the Company's common stock follows:

                                             Number of Options    Exercise Price
                                             -----------------    --------------

Balance outstanding at December 31, 2002           40,000              $1.00

Granted                                               -                  -
Exercised                                             -                  -
Cancelled/Expired                                     -                  -
                                                 --------              -----
Balance outstanding at December 31, 2003           40,000              $1.00

Granted                                           228,118               1.00
Exercised                                             -                  -
Cancelled/Expired                                     -                  -
                                                 --------              -----
Balance outstanding at December 31, 2004          268,118              $1.00
                                                 ========              =====

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 11  STOCKHOLDERS' DEFICIENCY (Continued)


Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


                                                               At December 31,
                                                           ---------------------
         Potentially Dilutive Securities:                     2004        2003
         --------------------------------                  ---------   ---------

         Convertible accrued salaries                        620,612     444,575
         Preferred convertible stock                         143,333        --
         Options to purchase common stock                    268,118      40,000
         Convertible debentures and unpaid interest           54,752      51,172
         Note payable to stockholder and accrued interest    838,907     232,426
         Advances from stockholders                          280,584     368,763
         Employee bonus plan                                    --       259,500
                                                           ---------   ---------
                 Total                                     2,206,306   1,396,436
                                                           =========   =========


NOTE 12  WASTE MANAGEMENT FACILITY AGREEMENT

In April 1996, EMSI acquired certain assets and assumed certain liabilities of BMI Services, Inc. ("BMI"), a medical waste transportation and management company. As part of this acquisition, BMI's contract to operate the medical waste incineration facility at UTMB in Galveston, Texas, and to provide medical waste incineration services to UTMB, was assigned to EMSI. The original contract was for an initial term of five years that ended in December 2000, but is renewable for a second five-year term (see below). The contract required EMSI to pay UTMB a monthly fixed facility usage fee on one medical waste incinerator; a monthly variable fee based on the volume of medical waste processed at the facility; and utility charges for the facility. EMSI was also responsible for repairs and maintenance costs of the facility up to an annual limit of $90,000. In return, EMSI received medical waste management fees from UTMB based on the quantity of waste processed. Such fees are determined using a progressive rate schedule, which is adjusted annually. The Company renegotiated with UTMB an amendment extending the UTMB contract until December 8, 2005.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 12  WASTE MANAGEMENT FACILITY AGREEMENT  (Continued)

During 2004, the Company and the University of Texas Medical Branch (UTMB) amended their operating agreement again for the incineration facility, resulting in UTMB installing at its own expense an autoclave system for waste treatment to be managed by the Company. The amendment requires the Company to pay the following estimated monthly amounts during the contract years:


                           Fixed Facility
                            Maintenance          Capital           Variable
         Contract Years     and Use Fee        Renewal Fee         Usage Fee
         --------------    -------------       -----------       -------------
                                                                 (Based on waste
                                                                   incinerated)

              2001            $ 17,500           $ 10,833         $.005 per lb.
              2002            $ 18,500           $ 20,208         $.005 per lb.
              2003            $ 19,500           $ 27,159         $.005 per lb.
              2004            $ 12,500           $ 30,290         $.005 per lb.
              2005            $ 12,500           $ 31,366         $.005 per lb.

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


NOTE 13  COMMITMENTS AND CONTINGENCIES

Risks and Concentrations
------------------------

MSI and EMSI operate exclusively in one industry. EMSI provides waste management services to medical waste generators in North and South Texas. Until August 29, 2002, EMSI's operations were highly dependent upon utilization of UTMB's waste incineration facility. EMSI uses this facility to service UTMB in addition to several other customers in the South Texas area. Prior to August 29, 2002, substantially all of the waste processed by the Company was done at the Galveston facility, except when the facility was not operational, in which case the Company outsourced its medical waste processing through alternate facilities. On August 29, 2002, EMSI commenced using its own autoclave system that was installed in its Garland, Texas facility. Accordingly, in the event that UTMB cancelled the waste management facility agreement with EMSI, EMSI would be able to use its Garland facility as a suitable alternate facility to avoid any significant detrimental impact on the operations of EMSI (see Note
13).

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13  COMMITMENTS AND CONTINGENCIES (Continued)


Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents, trade accounts receivable and related party notes.

At December 31, 2004 and 2003, UTMB accounted for approximately 6% and 19%, respectively, of the accounts receivable balance. For the years ended December 31, 2004 and 2003, UTMB accounted for approximately 14% and 19%, respectively, of net revenues in each year.

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

Lease Obligations
-----------------

Effective February 10, 2005, the Company extended and renewed its lease at its corporate headquarters in Dallas, Texas. The amended lease reduced the Company's premises by approximately 1,000 square feet to the current 5,832 square feet of space and reduced its current monthly rental expense by approximately $4,500. The amended lease renewed and extended the current lease in effect to expire May 31, 2012. The Company has leases for its corporate office and other facilities for terms which expire through December 2012. Minimum annual rentals under the leases are as follows:

         Years Ended
         December 31,                      Amount
         ------------                    ----------

            2005                         $   67,743
            2006                             84,531
            2007                             88,486
            2008                             90,463
            2009                             90,463
            thereafter                      227,888
                                         ----------
                                         $  649,574
                                         ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13  COMMITMENTS AND CONTINGENCIES (Continued)

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

The following table shows the future minimum operating lease payments that are due under the contracts.


         Years Ended
         December 31,                      Amount
         ------------                    ----------

            2005                         $  226,483
            2006                            214,470
            2007                            213,378
            2008                            201,458
            2009                            166,154
            2010                             12,138
                                         ----------
                                         $1,034,081
                                         ==========


Rent expense for all operating leases during the years ended December 31, 2004 and 2003 was $797,731 and $477,149, respectively.


Payroll Tax Delinquency
-----------------------

At December 31, 2004 unpaid 2003 and 2004 payroll taxes amounted to approximately $294,000, excluding penalties and interest. At the end of 2004, the Company began a negotiation process with the Internal Revenue Service to settle and pay through an installment plan all the outstanding taxes due with penalties and interest.

Environmental Matters
---------------------

The Company operates within the medical waste management industry, which is subject to various federal, state and local laws and regulations. Management is not aware of any significant contingent liabilities relative to these activities.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 13  COMMITMENTS AND CONTINGENCIES (Continued)


Litigation
----------

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

The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. As of December 31, 2004, the remaining liability to the State of Texas was $106,943.

At December 31, 2004, the total liabilities for litigation settlements is $212,989. The $212,989 also includes a provision of $106,046 to the bonding company as previously discussed.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 13  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
---------------------

Matthew H. Fleeger serves as the Company's President and Chief Executive Officer and entered into a three-year employment agreement dated December 30, 2004 to be effective as of January 1, 2005. Mr. Fleeger is entitled to receive an annual base salary of $200,000, increased 5% annually, and is also entitled to be paid a cash bonus of $25,000 on April 15, 2005. Pursuant to the Executive Target Bonus Program, Mr. Fleeger is also eligible for an annual bonus based on the Company achieving certain goals related to EBITDA. Any such bonus will be paid to Mr. Fleeger in the form of a stock option to purchase a number of shares of Common Stock equal to the amount of such bonus at an exercise price per share of Common Stock equal to the fair market value (as such term is defined in the Company's 2002 Stock Option Plan or any successor plan thereto) of such Common Stock as of the effective date that such option is granted; provided, however, that in the event that Mr. Fleeger becomes the owner of equity securities of the Company representing more than 10% of the total combined voting power of all classes of equity securities of the Company, the exercise price per share of Common Stock shall be equal to 110% of the fair market value of such Common Stock as of the effective date that such option is granted; provided further, however, that Mr. Fleeger shall have the option, in his sole discretion, to receive up to 50% of the amount of any such bonus in the form of cash in lieu of such stock option.

Mr. Lonnie P. Cole, Sr. serves as a Senior Vice President in charge of our Sales Department. Mr. Cole entered into a three-year employment agreement dated September 30, 2004 to be effective as of October 1, 2004. Mr. Cole is to receive a base salary of $100,000 annually and is eligible for bonus incentives based on the Company achieving certain goals related to revenue growth.

NOTE 14 RELATED PARTY TRANSACTIONS

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                     Years Ended December 31,
                                    ---------------------------
                                       2004             2003
                                    ----------       ----------

         Interest expense           $  182,498       $   95,650
                                    ==========       ==========

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

     4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.2 Form of Subscription Agreement (filed as Exhibit 4.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.3 Stock Purchase Option, dated January 15, 1997, between the Company and Gary S. Krall (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).(*)

     4.4 Certificate of Designation of the Series A 10% Convertible Preferred Stock, as filed with the Texas Secretary of State on November 12, 2004 (filed as
Exhibit 4.1 to the Company's Form 8-K filed on November 12, 2004, and incorporated herein by reference).

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

     10.17 Promissory Note dated July 7, 2004, by the Company to Ajit S. Brar for $250,000.00.

     10.18 Promissory Note dated September 27, 2004 by the Company to Ajit S. Brar for $150,000.

     10.19 Promissory Note dated September 29, 2004 by the Company to Winship Moody for $150,000.

     10.20 Promissory Note dated November 7, 2003 by the Company to Winship Moody for $238,225.

     10.21 Promissory Note dated July 19, 2004 by the Company to Don McAfee for $35,562.99.

     10.22 Asset Purchase Agreement, dated as of September 30, 2004, by and between MedSolutions, Inc. and Med-Con Waste Solutions, Inc. (filed as Exhibit
2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).

     10.23 Promissory Note dated December 6, 2004 by the Company to Ajit S. Brar for $100,000 **

     10.24 Employment Agreement dated September 30, 2004 between the Company and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

     10.25 Employment Agreement dated December 30, 2004 between the Company and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

     10.26 Promissory Note dated February 14, 2005 by the Company to Ajit S. Brar for $75,000.**

     10.27 Promissory Note dated February 17, 2005 by the Company to Winship Moody for $75,000.**

     31.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).**

     31.2 Certification of Chief Accounting Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).**

     32.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

     32.2 Certification of Chief Accounting Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350.**

----------
     (*) Denotes a management contract or compensatory plan or arrangement.
     (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
     (**) Filed herewith.