Form 10QSB
period 2005-03-31
MEDSOLUTIONS INC
filed 2005-05-23
CIK 1144870

As filed with the Securities and Exchange Commission on May 23, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2005
                         Commission file number: 0-32995

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares  outstanding of the issuer's  common stock on May 15, 2005:
18,170,748.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                               MEDSOLUTIONS, INC.
                                TABLE OF CONTENTS

Part I.     Financial Information                                           Page
                                                                            ----

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 2005
            (Unaudited) and December 31, 2004                                  3

            Condensed Consolidated Statements of Operations for the
            Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)      4

            Condensed Consolidated Statements of Stockholders'
            Deficiency for the Three Month Period Ended                        5
            March 31, 2005 (Unaudited)

            Condensed Consolidated Statements of Cash Flows for the
            Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)      6

            Notes to Condensed Consolidated Financial Statements (Unaudited)   7

    Item 2. Management's Discussion and Analysis or Plan of Operation         14

    Item 3. Controls and Procedures                                           21

Part II.    Other Information

    Item 1. Legal Proceedings                                                 22

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       22

    Item 3. Defaults Upon Senior Securities                                   22

    Item 4. Submission of Matters to a Vote of Security Holders               22

    Item 5. Other Information                                                 22

    Item 6. Exhibits                                                          22

    Signatures                                                                26

    Exhibit Index                                                             28


                          Part I--FINANCIAL INFORMATION
Item 1.  Financial Statements
                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                     March 31,     December 31,
                                                                       2005            2004
                                                                   ------------    ------------
                                                                    (unaudited)
Current Assets:
  Cash                                                             $       --      $       --
  Accounts receivable - trade, net of allowance of
    $86,817 and $88,835                                               1,201,277         979,080
  Prepaid expenses and other current assets                             116,606         240,428
  Supplies                                                               16,525          11,911
                                                                   ------------    ------------
      Total Current Assets                                            1,334,408       1,231,419

Property and equipment - at cost, net of accumulated
  depreciation of $1,440,859 and $1,335,071                           1,551,053       1,636,265
Intangible assets - Customer list, net of accumulated
  amortization of $428,328 and $235,858                                 844,849         897,980
Intangible assets - Goodwill                                          1,495,173       1,495,173
Intangible assets - permits                                              59,764          59,764
Other assets                                                             47,640          43,034
                                                                   ------------    ------------
      Total Assets                                                 $  5,332,887    $  5,363,635
                                                                   ============    ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Cash overdraft                                                   $    177,640    $    323,881
  Note payable to bank                                                   21,387          22,493
  Convertible debentures                                                 40,135          40,135
  Current maturities of long-term obligations                           122,150         122,571
  Accounts payable                                                    1,252,720       1,268,941
  Accrued liabilities                                                 1,757,013       1,741,064
  Note payable - AmeriTech Environmental, Inc.                          150,000         750,000
  Current maturities - notes payable to Med-Con                         432,820         467,820
  Current maturities - notes payable stockholders                       647,552         588,618
  Current maturities - litigation settlements                           186,253         186,253
  Advances from stockholders                                            129,501         171,845
                                                                   ------------    ------------
      Total Current Liabilities                                       4,917,171       5,683,621

Long-term obligations, less current maturities                          351,266         399,100
Notes payable - stockholders, less current maturities                   968,399         951,358
Litigation settlements, less current maturities                           6,684          26,736
                                                                   ------------    ------------
      Total Liabilities                                               6,243,520       7,060,815
                                                                   ------------    ------------
Commitments, Contingencies and Other Matters

Stockholders' Deficiency:
  Preferred stock (par value $.001) - 100,000,000
   shares authorized at March 31, 2005 and December 31, 2004, respectively, 213,172 shares issued and outstanding at
    March 31,2005 and 143,333 shares issued at December 31, 2004
   (liquidation preference $320,000 - 2005; $215,000 - 2004)                213             143
  Common stock (par value $.001) - 100,000,000 shares
   authorized at March 31, 2005 and December 31,2004;
   18,182,948 shares issued and 18,170,748 outstanding at
   March 31, 2005 and 18,141,242 shares issued and 18,129,042            18,183          18,141
   outstanding at December 31, 2004                                  21,775,287      21,595,614
Additional paid-in capital                                          (22,686,316)    (23,293,078)
Accumulated deficit
Treasury stock, at cost - 12,200 shares at March 31, 2005 and           (18,000)        (18,000)
  December 31, 2004                                                        --              --

       Total Stockholders' Deficiency                                  (910,633)     (1,697,180)
                                                                   ------------    ------------
       Total Liabilities and Stockholders' Deficiency              $  5,332,887    $  5,363,635
                                                                   ============    ============



            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                            (Unaudited)

Revenues:
Sales                                              $  2,127,415    $  1,908,740
Cost of sales                                         1,334,085       1,468,820
                                                   ------------    ------------
Gross profit                                            793,330         439,920

Operating expenses:
 Selling, general and administrative expenses           585,779         469,297
 Depreciation and amortization                          158,919         142,266
                                                   ------------    ------------
Total operating expenses                                744,698         611,563
                                                   ------------    ------------
Income (loss) from operations                            48,632        (171,643)

Other (income) expenses:
 Interest expense                                        92,338          69,522
 Gain on ATE settlement                                (650,468)           --
                                                   ------------    ------------
                                                       (558,130)         69,522
                                                   ------------    ------------
Net income (loss)                                  $    606,762    $   (241,165)

Preferred stock dividend                                 (9,000)           --
                                                   ------------    ------------
Net loss applicable to common stock                $    597,762    $   (241,165)
                                                   ============    ============
Basic net income (loss) per common share           $        .03    $      (0.01)
                                                   ============    ============
Diluted net income (loss) per common share         $        .03    $      (0.01)
                                                   ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                          18,113,025      18,217,447
                                                   ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss) per share                            20,111,717      18,217,447
                                                   ============    ============





         See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)


                                                     MSI Preferred Stock
                                                           Series A                 MSI Common Stock
                                                 ---------------------------   ----------------------------
                                                    Shares         Amount         Shares           Amount
                                                 ------------   ------------   ------------    ------------
Three Months Ended March 31, 2005: (Unaudited)
----------------------------------------------

Balance - December 31, 2004                           143,333   $        143     18,141,242    $     18,141
MSI preferred stock sold for cash                      69,839             70           --              --
MSI common stock sold for cash                           --             --          129,210             129
MSI common stock returned from ATE settlement            --             --          (89,254)            (89)
MSI common stock issued for director fees                --             --           21,750              22
MSI common stock returned by directors                   --             --          (20,000)            (20)
Preferred stock dividend                                 --             --             --              --

Net income                                               --             --             --              --
                                                 ------------   ------------   ------------    ------------
Balance - March 31, 2005                              213,172   $        213     18,182,948    $     18,183
                                                 ============   ============   ============    ============




                          ****************************


                                                  Additional
                                                   Paid-in       Accumulated      Treasury
                                                   Capital         Deficit          Stock           Total
                                                 ------------    ------------    ------------    ------------

Three Months Ended March 31, 2005: (Unaudited)
----------------------------------------------

Balance - December 31, 2004
MSI preferred stock sold for cash                $ 21,595,614    $(23,293,078)   $    (18,000)   $ (1,697,180)
MSI common stock sold for cash                        104,688            --              --           104,758
MSI common stock returned from ATE                    129,081            --              --           129,210
  settlement
MSI common stock issued for director                  (66,844)           --              --           (66,933)
  Fees
MSI common stock returned by directors                 21,728            --              --            21,750
Preferred stock dividend                                   20            --              --              --
                                                       (9,000)           --              --            (9,000)
Net income
                                                         --           606,762            --           606,762
                                                 ------------    ------------    ------------    ------------
Balance - March 31, 2005                         $ 21,775,287    $(22,686,316)   $    (18,000)   $   (910,633)
                                                 ============    ============    ============    ============








            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $   606,762    $  (241,165)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                      158,919        142,266
      Provision for bad debts                             12,000         12,000
      Gain on ATE settlement                            (650,468)          --
      Cancellation of accrued bonuses                       --         (144,500)
      Stock issued for director fees
    Changes in assets (increase) decrease:                21,750
      Accounts receivable                               (234,197)      (155,345)
      Supplies                                            (4,614)        (9,062)
      Prepaid expenses and other current assets          107,357         99,226
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities              (272)       290,019
      Bank overdraft                                    (146,241)      (109,991)
                                                     -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES             (129,004)      (116,552)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (37,857)       (88,994)
  Increase in other non-current assets                    (4,606)       (13,580)
                                                     -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES              (42,463)      (102,574)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                  104,758           --
  Proceeds from sale of common stock                     129,210        130,000
  Proceeds from note payable - stockholder               150,000        500,000
  Dividend on preferred stock                             (9,000)          --
  Payments on long-term obligations to stockholders      (74,025)      (197,321)
  Payments on advances to stockholders                   (42,344)        (3,331)
  Payments on long-term obligations to others            (87,132)       (57,892)
                                                     -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          171,467        371,456
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   --          152,330

CASH AND CASH EQUIVALENTS - BEGINNING                       --             --
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END                      $      --      $   152,330
                                                     ===========    ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                      $    67,242    $    59,485
                                                     ===========    ===========
  Income taxes paid                                  $      --      $      --
                                                     ===========    ===========





            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. (MSI) was incorporated in Texas in 1993, and through its wholly owned subsidiary, EnviroClean Management Services, Inc. (EMSI), principally collects, transports and disposes of regulated medical waste in north Texas, south Texas, Oklahoma, Louisiana and Arkansas. MSI also markets through its wholly owned subsidiary ShredSolutions, Inc. ("Shred"), a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information ("PHI") and other confidential documents, primarily those generated by healthcare providers and regulated under the Health Insurance Portability and Accountability Act ("HIPPA"). Another subsidiary of MSI, SharpsSolutions, Inc. ("Sharps"), markets a reusable sharps container service program to healthcare facilities that we expect will virtually eliminate the current method of utilizing disposable sharps containers.


NOTE  2.  Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 15, 2005, for the year ended December 31, 2004.

The accompanying consolidated financial statements include the accounts of the Company, its 99% owned subsidiary, EMSI, and wholly owned subsidiaries, Shred and Sharps. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Goodwill and Intangible Assets
------------------------------

As of March 31, 2005, goodwill totaled $1,495,173. This amount is a result of three acquisitions where goodwill was recorded in each acquisition as part of the purchase price. With regard to the AmeriTech Environmental Inc. ("ATE") acquisition purchased on November 7, 2003, goodwill was recorded in the amount of $969,387. The B. Bray Medical Waste Service acquisition purchased on January 1, 2004, goodwill was recorded in the amount of $3,600. Our third acquisition which was Med-Con Waste Solutions, Inc. ("Med-Con") purchased on September 30, 2004, goodwill was recorded in the amount of $522,186.

As of March 31, 2005, intangible assets were $844,849, net of amortization and impairment expense of $428,328, and consisted almost entirely of customer lists recorded from the acquisitions mentioned above. All values assigned to customer list were derived by independent appraisals and were assigned lives of 5 years over which to amortize the assigned cost. Amortization expense of the customer list for each year will approximate $212,522. Both the goodwill and customer list values are subject to an annual impairment test.

As of March 31, 2005, the Company determined there was no impairment of its goodwill or intangible assets.

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At March 31, 2005, no impairment exists.

Stock-Based Compensation
------------------------

As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table presents pro- forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

                                                  (in thousands)
                                      Periods Ended March 31, 2005 and 2004
                                      -------------------------------------
                                             2005                2004
                                      -----------------   -----------------
Net Income (Loss)                     $             607   $            (241)

Stock-based employee compensation
cost, net of tax effect, under fair
value accounting                                   --                   (98)
                                      -------------------------------------
Pro-forma income (loss) under
Fair Value Method - Basic             $             607   $            (339)
                                      =====================================
Income (loss) per share - Basic       $            0.03   $           (0.01)

Per share stock-based employee
compensation cost, net of tax
effect, under fair value accounting                --                 (0.01)
                                      -------------------------------------
Pro-forma loss share - Basic          $            0.03   $           (0.02)
                                      =====================================
Pro-forma income (loss) under
Fair Value Method - Diluted           $             643   $            (339)
                                      =====================================
Income (loss) per share - Diluted     $            0.03   $           (0.01)

Per share stock-based employee
compensation cost, net of tax
effect, under fair value accounting                --                 (0.01)
                                      -------------------------------------
Pro-forma loss share - diluted        $            0.03   $           (0.02)
                                      =====================================

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the three months ended March 31, 2005, no options were granted. During the three months ended March 31, 2004, the Company granted 131,118 stock options to employees. The exercise price of the stock options was $1.00 and vest immediately. The fair value of such options granted was $0.74. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of March 31, 2005 and December 31, 2004, was 268,118. In calculating the fair values of the stock options, the following assumptions were used:

------------------------------------

                                                   YEAR                YEAR
                                               2005 GRANTS         2004 GRANTS

Dividend yield                                       --                --
Weighted average expected life:                     N/A             5 years
Weighted average risk-free interest rate            N/A              3.27%
Expected volatility                                 N/A             80.39%

NOTE  3.  Going Concern

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

We continue to explore opportunities to expand our revenues primarily through acquisitions and organic growth in new market areas as well as analyzing all areas of our business to reduce costs and explore other sources for raising capital with equity and debt instruments.

NOTE 4.  Relevant Accounting Standards

The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment
("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on our financial statements.

NOTE  5   Acquisition of Med-Con Waste Solutions, Inc. ("Med-Con")

On September 30, 2004, we acquired certain assets, including a customer list, of Med-Con in an acquisition accounted for as a purchase for a total purchase price of $1,149,000. The purchase price for the acquired assets was (i) $250,000 cash,
(ii) a promissory note in the original principal amount of $500,000 bearing interest at a rate per annum of 7%, payable in 30 equal monthly installments of principal and interest with the first such installment due on January 1, 2005,
(iii) a promissory note in the original principal amount of $250,000 with no interest, (iv) and 149,000 shares of Common Stock. The principal amount of the $500,000 promissory note was subject to adjustment depending upon the amount of revenues realized by the Company from the customer contracts acquired from Med-Con for the ensuing 90 days following the closing of the transaction. We assigned $497,610, based on an independent appraisal, to the customer list acquired and established a useful life of five years over which to amortize the assigned cost. Amortization expense of the customer list for each year will approximate $99,522.

During the year ended December 31, 2004 and in accordance with the acquisition agreement, we calculated a purchase price adjustment of $153,780, which lowered the assigned value of the assets acquired. This reduction reduced the note payable to Med-Con by $153,780.

As part of the acquisition, we also recorded goodwill of approximately $522,186, net of the purchase price reduction.


NOTE 5 Acquisition of Med-Con Waste Solutions, Inc. (continued)

As previously mentioned with regards to the Med-Con acquisition, the Company issued a $500,000 note at the time of such purchase that was later reduced by $153,780 due to a purchase price adjustment leaving a balance of $346,220. The term of the reduced note calls for monthly installments of $12,613 beginning
January 1, 2005. As of March 31, 2005, the Company has not paid any payments in accordance to the note and is in default along with the $250,000 promissory note, however, no notice of default by the payee has been given to the Company.
The Company has since then  restructured  all of the liabilities owed to Med-Con
(See Note 14).

NOTE 6.  Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding unless such combination of shares and dilutive securities were determined to be anti-dilutive. The numerator and denominator for basic and diluted earnings per share ("EPS") consist of the following:


                                                                             At March 31,    At March 31,
                                                                                 2005            2004
                                                                             ------------    ------------
Numerator:
   Net income (loss)                                                         $    606,762    $   (241,165)
   Convertible preferred stock dividends                                           (9,000)           --
                                                                             ------------    ------------
   Numerator for basic earnings per share - income available to
     common stockholders                                                          597,762        (241,165)

   Effect of dilutive securities:
     Preferred stock dividends                                                      9,000            --
     Convertible notes payable and advances interest expense                       36,483            --
                                                                             ------------    ------------
                                                                                   45,483            --
                                                                             ------------    ------------
     Numerator for diluted earnings per share - income available to common
        stockholders after assumed conversions                               $    643,245    $   (241,165)

Denominator:
   Denominator for basic earnings per share - weighted average shares          18,113,025      18,217,447

   Effect of dilutive securities:
     Convertible accrued salaries                                                 631,779            --
     Preferred convertible stock                                                  193,560            --
     Convertible debentures and unpaid interest                                    55,646            --
     Note payable to stockholders and accrued interest                            887,893            --
     Advances from stockholders                                                   229,814            --
                                                                             ------------    ------------
        Total potentially dilutive securities                                   1,998,692            --

Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed conversions                                              20,111,717      18,217,447
                                                                             ============    ============

Basic earnings per share                                                     $        .03    $       (.01)
                                                                             ============    ============
Diluted earnings per share                                                   $        .03    $       (.01)
                                                                             ============    ============


For the three months ended March 31, 2005, 268,118 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the three months ended March 31, 2004, common stock equivalents totaling 1,864,548 that consisted of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

NOTE 7.  Litigation

On November 3, 2003,we reached a settlement agreement with a bonding company as a result of the bonding company's Motion for Summary Judgment being granted and a judgment in the amount of approximately $295,000 being entered against us. To pay the judgment, the settlement agreement called for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively, includes the remaining liability to the bonding company of $106,046.

The Company has not paid the installment due on May 7, 2005 and is in default. At March 31, 2005 and December 31, 2004, total liabilities recorded for litigation were $192,937 and $212,989, respectively.

The Company is also subject to various other matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


NOTE 8.  Waste Management Facility Agreement

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

NOTE 9.  Accrued Liabilities

Accrued liabilities consist of the following:
                                                       March 31,    December 31,
                                                     ------------   ------------
                                                         2005           2004
                                                     ------------   ------------
                                                      (Unaudited)

Salaries                                             $    508,957   $    486,373
Payroll and other taxes                                   474,409        440,207
Royalty obligation                                          5,000          5,000
Interest                                                  198,238        173,141
Processing expenses                                       234,029        100,131
Insurance                                                  27,319        206,824
Other accrued liabilities                                 309,061        329,388
                                                     ------------   ------------
                                                     $  1,757,013   $  1,741,064
                                                     ============   ============

NOTE 10. Promissory Notes

On February 14, 2005, the Company issued a $75,000 promissory note to a stockholder bearing interest at a rate of prime rate as published in the Wall Street Journal from time to time plus eight percent (8%). The note is payable in 29 monthly installments of $3,045. The proceeds of the note were used for working capital purposes.

On February 17, 2005, the Company issued a $75,000 convertible promissory note to a stockholder bearing interest at a rate of 10 percent (10%). The note is payable in 36 monthly installments of $2,420. The note is convertible into common stock of the Company at the rate of $1.00 per share subject to anti-dilution provisions. The proceeds of the note were used for working capital purposes. With regard to this promissory note, the Company had not paid its first installment and was in default in accordance to the terms of the note as of March 31, 2005, but has since cured all defaults and is current with all amounts owed.

The two stockholders mentioned above have agreed for the Company to pay interest only on their convertible debt, exclusive of the $75,000 notes discussed above, for six months beginning with their January 2005 installments continuing through June 2005. The portion of debt related to the interest only payments to one stockholder is $388,637 and to the other stockholder is $299,354.

NOTE 11. Stockholders' Equity

During the three months ended March 31, 2005, the Company issued 69,839 shares of Series A Preferred Stock for a total consideration of $104,758 in connection with a Private Placement Memorandum ("Memorandum") called the Acquisition and Expansion Fund II dated October 1, 2004. The terms of the Memorandum call for the Company to sell to accredited investors Series A 10% Convertible Preferred Stock ("Series A Preferred Stock"), par value of $.001 and Series B 8% Convertible Preferred Stock ("Series B Preferred Stock"), par value of $.001. The Series A Preferred Stock is being sold at a minimum of 10,000 shares and a maximum 500,000 shares at a $1.50 per share. After the Company has accepted subscriptions for 500,000 shares of Series A Preferred Stock, up to 600,000 shares of Series B Preferred Stock are being offered at $1.75 per share. Each outstanding share of Preferred Stock will automatically convert on the second anniversary of the issuance of the Preferred Stock into one share of Common Stock at a price not less then $1.50 per share.

During the three months ended March 31, 2005, the Company sold 129,210 shares of its Common Stock to existing stockholders for a total consideration of $129,210.

On February 11, 2005, a settlement was reached between AmeriTech Environmental, Inc. ("ATE") and the Company due to numerous disputes and disagreements that arose in relation to ATE's representations in the asset purchase agreement. The settlement calls for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each which shall begin at the time that ATE delivers audited financial statements of ATE's books and records for the nine-month period ended September 30, 2003 that will allow us to comply with our Form 8-K reporting requirements with the United States Securities and Exchange Commission ("SEC"). The resulting settlement allowed us to record a gain of $650,468 from extinguishment of debt and from the return of stock previously issued to ATE during the three months ended March 31, 2005. On May 2, 2005, ATE and the Company entered an amendment to the settlement dated February 11, 2005. The amendment allows for the Company to issue to ATE 150,000 shares of the Company's common stock, at $1.00 per share in full extinguishment of the $150,000 promissory note owed to ATE.

NOTE 12. Related Party Transactions

For the three months ended March 31, 2005 and 2004, the Company paid interest expense to related parties in the amount of $49,887 and $35,064, respectively.

NOTE 13.  Payroll Tax Delinquency

At March 31, 2005, unpaid payroll taxes owed to the Internal Revenue Service ("IRS") amounted to approximately $355,000 including penalties and interest. The IRS filed a federal tax lien against the Company's operating subsidiary EMSI on January 28, 2005 in the amount of $313,026. The IRS filed another federal tax lien against EMSI on April 19, 2005 in the amount of $16,275. Both of the lien amounts are included in the approximate $355,000 of taxes, penalties and interest owed.

The Company submitted an installment agreement to the IRS on April 4, 2005 to satisfy all taxes, penalties and interest owed. The installment agreement calls for payments of $6,000 per month beginning May 4, 2005 of which the Company has paid.

NOTE 14. Subsequent Event

On May 18, 2005, the Company and Med-Con restructured the two notes payable and other liabilities owed to Med-Con that were in default according to the original terms of both notes. The notes and other liabilities were recorded as a result of consideration paid for certain assets and operations of Med-Con on September 30, 2004. An agreement has been executed by Med-Con and the Company to restructure the $500,000 note, reduced to $356,220 due to a purchase price adjustment in 2004, to pay the note over a period of 48 months in installments of $8,452 per month, and increase the original interest rate of the note from seven percent (7%) to eight percent (8%). With regard to the $250,000 promissory note which has been reduced to $95,000 through cash payments of $135,000 to Med-Con and services rendered to Med-Con by the Company in the amount of $20,000, and to the assumption of liabilities at the time of acquisition in the approximate amount of $65,000 owed as of March 31, 2005, both parties have agreed to restructure the amounts owed of approximately $160,000 whereby the Company will pay Med-Con $15,000 by June 30, 2005 leaving a balance of $145,000 which has been restructured into a new promissory note that will be paid over a 24 month period in installments of $6,691 per month at a rate of ten percent (10%). The $145,000 promissory note is personally guaranteed by our President. Both promissory notes begin paying their first installments of principal and interest on July 1, 2005.

On May 2, 2005, the Company and ATE agreed to amend the settlement agreement dated February 11, 2005 whereby the Company issued 150,000 of its common stock, at $1.00 per share in full extinguishment of the $150,000 promissory note owed to ATE.

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

         Our revenues were $2,127,415 for the three months ended March 31, 2005 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small quantity generators" or "SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium quantity generators" or "MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large quantity generators" or "LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with SQG's generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with MQG's and LQG's, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At March 31, 2005, we served approximately 5,500 customers.

Three Months Ended March 31, 2005 and 2004 (unaudited)



                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                           (Unaudited)


Revenues:
Sales                                              $  2,127,415    $  1,908,740
Cost of sales                                         1,334,085       1,468,820
                                                   ------------    ------------
Gross profit                                            793,330         439,920

Operating expenses:
 Selling, general and administrative expenses           585,779         469,297
 Depreciation and amortization                          158,919         142,266
                                                   ------------    ------------
Total operating expenses                                744,698         611,563
                                                   ------------    ------------
Income (loss) from operations                            48,632        (171,643)

Other (income) expenses:
 Interest expense                                        92,338          69,522
 Gain on ATE settlement                                (650,468)           --
                                                   ------------    ------------
                                                       (558,130)         69,522
                                                   ------------    ------------
Net income (loss)                                  $    606,762    $   (241,165)

Preferred stock dividend                                 (9,000)           --
                                                   ------------    ------------
Net loss applicable to common stock                $    597,762    $   (241,165)
                                                   ============    ============
Basic net income (loss) per common share           $        .03    $      (0.01)
                                                   ============    ============
Diluted net income (loss) per common share         $        .03    $      (0.01)
                                                   ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                          18,113,025      18,217,447
                                                   ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                           20,111,717      18,217,447
                                                   ============    ============
EBITDA (1)                                         $    858,019    $    (29,377)
                                                   ============    ============


         (1) Calculated for any period as the sum of net income or loss, plus net interest expense, income tax and depreciation expense. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business. EBITDA is not calculated in the same way by all companies and therefore may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measure in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The funds depicted by this measure may not be available for management's discretionary use due to legal or functional requirements, debt service, other commitments and uncertainties.

  EBITDA is calculated as follows:

Net income (loss)                                   $    606,762   $   (241,165)
Interest expense                                          92,338         69,522
Depreciation expense                                     158,919        142,266
                                                    ------------   ------------
EBITDA                                              $    858,019   $    (29,377)
                                                    ============   ============

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

         Revenues. Our revenues increased $218,675, or 11.5% to $2,127,415 during the three months ended March 31, 2005 from $1,908,740 during the three months ended March 31, 2004. The increase in revenue from 2004 was contributed in part by the approximately $200,000 of additional revenue realized from our acquisition of the business of Med-Con, effective September 30, 2004. While increase in revenue was realized in part by the acquisition of Med-Con, the Company continues to experience lower revenue realized from price decreases to certain customers caused by extremely competitive pricing being exerted by our principal competitor in the Texas market. To offset this loss revenue, management has implemented several revenue enhancing measures by implementing within our customer invoices fuel surcharges, annual fees, a regulatory compliance fee and also container recovery fees for those customers that use corrugated boxes verses reusable containers. All price increases and fee charges are provided under our customer contracts.

         Cost of Revenues. Our cost of revenues decreased $134,735 or 9.2% to $1,334,085 during the three months ended March 31, 2005 from $1,468,820 during the three months ended March 31, 2004. The decrease was primarily due to the ceasing of using an outside disposal facility in 2004 that increased our processing expense by approximately $100,000 for the three month period ended March 31, 2004. Other reductions in cost of approximately $45,000, mostly in transportation expenses, were achieved during the three months ended March 31, 2005 by processing waste in south Texas collected from our south Texas customers using the UTMB autoclave verses hauling this same waste to our north Texas Garland facility for processing and disposal in 2004. The $45,000 in reduced transportation costs in 2005 was primarily concentrated in reduced payroll and equipment costs. These cost savings were offset by rising fuel costs of approximately $28,000 in 2005 vs. 2004.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $116,482, or 24.8% to $585,779 during the three months ended March 31, 2005 from $469,297 during the three months ended March 31, 2004. For the three month period ended March 31, 2004, the Company recorded an expense credit of $144,500 arising from bonuses distributed on January 1, 2004, awarded to certain employees and expensed in the year ended December 31, 2001. The expense from 2001 was reversed to income in January, 2004 in the amount of $144,500 as a result of certain of those employees electing to decline the bonus and others who have since left the Company and thereby forfeited their bonus. Considering the one time credit in 2004, our selling, general and administrative expenses decreased $28,082 for the three months ended March 31, 2005 compared to the same three month period in 2004.

         Depreciation and Amortization. Depreciation and amortization increased by $16,653 or 11.7% to $158,919 during the three months ended March 31, 2005 from $142,266 during the three months ended March 31, 2004. The primary cause for the increase was from depreciation expense resulting from the purchases of fixed assets mainly in equipment and improvements for our Garland facility offset by reductions in the carrying value of the customer list related to the ATE acquisition as a result of the impairment recorded in 2004.

         Interest expense. Our interest expense increased $22,816 or 32.8% to $92,338 during the three months ended March 31, 2005 from $69,522 during the three months ended March 31, 2004. Interest expense primarily increased because of the increase in stockholder loans used to finance the Med-Con acquisition and to provide working capital throughout 2004.

         Gain on ATE settlement. Other income of $650,468 consists of the gain recorded on February 11, 2005 resulting from a settlement that was reached between ATE and the Company due to numerous disputes and disagreements that arose in relation to ATE's representations in the asset purchase agreement dated November 7, 2003. The gain was recorded due to the extinguishment of debt of $600,000 and reduction of common stock issued of 89,234 shares to ATE valued at $69,933, net of write-offs of certain related ATE assets.

         Net income. The net income was $606,762 during the three months ended March 31, 2005 compared to a net loss of $241,165 during the three months ended March 31, 2004.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, from sales of our Common Stock through private offerings to certain individuals, primarily existing stockholders, and from loans and advances received from certain stockholders. Revenues during the three months ended March 31, 2005 were approximately $73,000 per month higher than the comparable monthly average revenue for 2004. The principal uses of liquidity are payments for labor, material and expenses, and debt, litigation and lease obligations to carry out our regulated medical waste management services.

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

Going concern
-------------

         As  indicated  by  the  Company's  year  end   consolidated   financial
statements, the Company incurred consolidated net losses of $992,634 and $957,757 for the years ended December 31, 2004 and 2003, respectively.
Additionally, the Company has significant deficits in both working capital and stockholders' equity at March 31, 2005 and December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

History of negative cash flow
-----------------------------

         Historically, stockholders of the Company have funded cash flow deficits. However, the stockholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's Preferred and Common Stock, $233,968 for the three months ended March 31, 2005, $345,000 and $864,500 during the years ended December 31, 2004 and 2003, respectively. One of our stockholders loaned the Company $1,000,000 at various times throughout 2004 and $75,000 in 2005, a second stockholder loaned the Company $75,000 in 2005, $150,000 in 2004 and $238,125 in 2003, and a third stockholder loaned the Company $217,500 in 2003. Also, our President has advanced funds for working capital to us from time to time in the amount of $70,555 at March 31, 2005.
There is no assurance that such private placement funding, loans and advances will continue to satisfy our cash needs.


Outstanding liabilities
-----------------------

         We have outstanding liabilities and debt of approximately $6,243,520 at March 31, 2005 and $7,060,815 at December 31, 2004. Our current rate of revenue may be insufficient to enable us to repay our debt upon maturity. In the event that we cannot generate sufficient revenue and we are unable to finance the repayment of our debt, we could be sued or face judgments against us which could result in a loss of assets and a discontinuation of operations.

Litigation
----------

         On November 3, 2003, we reached a settlement agreement with a bonding company as a result of the bonding company's Motion for Summary Judgment being granted and a judgment in the amount of approximately $295,000 being entered against us. To pay the judgment, the settlement agreement called for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively, includes the remaining liability to the bonding company of $106,046.

At March 31, 2005 and December 31, 2004, total liabilities recorded for litigation were $192,937 and $212,989, respectively.

The Company is also subject to various other matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Discussion of Liquidity


March 31, 2005 Compared to December 31, 2004

         At March 31, 2005, our working capital deficit was $3,582,763 compared to a working capital deficit of $4,452,202 at December 31, 2004, a favorable increase of approximately $869,000 for the three month period ended March 31, 2005. The increase in working capital was primarily due to the extinguishment of debt which was owed to ATE as a result of the settlement between ATE and the Company. Other increases to working capital was due to an increase in accounts receivable and a decrease in our bank overdraft offset by decreases in prepaid expenses and other current assets.

March 31, 2005 Compared to March 31, 2004

         Net cash used in operating activities was ($129,004) during the three months ended March 31, 2005 compared to $(116,552) during the three months ended March 31, 2004. The increase in cash used reflects net income offset by the ATE settlement, increases in accounts receivable and our bank overdraft offset by a decrease in prepaid expenses.

         Net cash used in investing activities during the three months ended March 31, 2005, was $(42,463) attributable to additions to property and equipment compared to $(102,574) during the three months ended March 31, 2004.

         Net cash provided by financing activities was $171,467 during the three months ended March 31, 2005, compared to $371,456 during the three months ended March 31, 2004. Proceeds from the sale of Preferred and Common Stock were $233,968 compared to $130,000 during the three months ended March 31, 2005, and the proceeds of stockholder loans amounting to $150,000 for the three months ended March 31, 2005 compared to $500,000 for the same period ended March 31, 2004. Payments on shareholder advances and long-term obligations decreased in 2005 to $203,501 from $258,544 during the three months ended March 31, 2004.

         The net cash had no change of $0 during the three months ended March 31, 2005 compared to an increase of $152,330 during the three months ended March 31, 2004, with the changes comprised of the items discussed above.

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

         Throughout 2004, one of our stockholders loaned the Company a total amount of $1,000,000. The initial loan of $500,000 was funded on March 7, 2004. The proceeds of the note were used for working capital purposes. The note is payable in 36 equal monthly installments of $16,133 and bears interest at 10%. The note is convertible into Common Stock at the rate of $0.75 per share based on the principal and interest outstanding at the time of conversion and subject to anti-dilution provisions. Beginning on January 7, 2005, the note was amended to be payable of interest only for a period of six months and then revert to the monthly installment of $16,133 on July 7, 2005 until paid in full. On July 7, 2004, this same stockholder provided a second loan in the amount of $250,000 to the Company. The proceeds of the note were used to pay the Company's second quarter 2005 payroll taxes to the IRS in the amount of $158,832 and the remaining amount for working capital purposes. The note is payable in 36 monthly installments of $8,333 and bears interest at the prime rate as published in the Wall Street Journal plus 8% (as of March 15, 2005, the interest rate was 13.50%). On September 27, 2004, this same stockholder provided a third loan in the amount of $150,000 to the Company. The proceeds of the note were used to purchase certain assets of the Med-Con acquisition. The note is payable in 34 monthly installments of $5,280 and bears interest at the prime rate as published in the Wall Street Journal plus 8%. On December 6, 2004, this same stockholder provided a fourth loan in the amount of $100,000 to the Company. The proceeds of the note were used for working capital purposes. The note is payable in 29 monthly installments of $4,060 and bears interest at the prime rate as published in the Wall Street Journal plus 8%. As of March 31, 2005, all notes payable to this stockholder totaled $881,080.

         On November 7, 2003, two stockholders of the Company each loaned $200,000 to the Company to assist with the funding of the ATE acquisition. These notes payable to the stockholders bear interest at the rate of 10 percent per annum and are payable as follows: As to the first stockholder, the note was paid in full in 2004. As to the second stockholder, the note, including other funds advanced to the Company, is payable monthly commencing December 7, 2003 for a period of 36 months. The total monthly payment amount is $7,684. The second stockholder loaned an additional $150,000 to the Company on September 29, 2004. The proceeds of the note were used to purchase certain assets of the Med-Con acquisition. The loans are secured by a second lien deed of trust on the Garland, Texas plant. At March 31, 2005, the total obligation to second stockholder was $373,717.

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

         On  November  7, 2003,  we issued a note  payable  to ATE for  $750,000 bearing 7% interest payable monthly with the final interest payment and principal payable on November 7, 2004. The note was issued in connection with our acquisition of the assets of ATE and formed part of the consideration of the transaction. On February 11, 2005, a settlement was reached between ATE and the Company due to numerous disputes and disagreements that arose in relation to representations, quality and other factors that were represented by ATE in the asset purchase agreement. The settlement calls for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each which shall begin at the time that ATE delivers financial statements of its books and records for the nine-month period ended September 30, 2003 that will allow the Company to comply with its Form 8-K reporting requirements with the SEC. On May 2, 2005, the Company and ATE agreed to amend the settlement agreement dated February 11, 2005 whereby the Company issued 150,000 of its common stock, at $1.00 per share in full extinguishment of the $150,000 promissory note owed to ATE.

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

Other Matters

         During the three months ended March 31, 2005, the Company issued 69,839 shares of Preferred Stock for a total consideration of $104,758 as a result of the Company issuing a Private Placement Memorandum ("Memorandum") called the Acquisition and Expansion Fund II on October 1, 2004. The terms of the Memorandum call for the Company to sell to accredited investors Series A 10% Convertible Preferred Stock ("Series A Preferred Stock"), par value of $.001 and Series B 8% Convertible Preferred Stock ("Series B Preferred Stock"), par value of $.001. The Series A Preferred Stock is being sold at a minimum of 10,000 shares and a maximum 500,000 shares at a $1.50 per share. After the Company has accepted subscriptions for 500,000 shares of Series A Preferred Stock, up to 600,000 shares of Series B Preferred Stock are being offered at $1.75 per share. Each outstanding share of Preferred Stock will automatically convert on the second anniversary of the issuance of the Preferred Stock into one share of Common Stock at a price not less then $1.50 per share.

         During the three months ended March 31, 2005, the Company sold 129,210 shares of its Common Stock to existing stockholders for a total consideration of $129,210.

         On February 14, 2005, the Company issued a $75,000 promissory note to a stockholder bearing interest at a rate of prime rate as published in the Wall Street Journal from time to time plus eight percent (8%). The note is payable in 29 monthly installments of $3,045. The proceeds of the note were used for working capital purposes.

         On February 17, 2005, the Company issued a $75,000 convertible promissory note to a stockholder bearing interest at a rate of 10 percent (10%). The note is payable in 36 monthly installments of $2,420. The note is convertible in common stock of the Company at the rate of $1.00 per share subject to anti-dilution provisions. The proceeds of the note were used for working capital purposes. With regard to this promissory note, the Company had not paid its first installment and was in default in accordance to the terms of the note as of March 31, 2005, but has since cured all defaults and is current with all amounts owed.

         The two stockholders mentioned above have agreed for the Company to pay interest only on their convertible debt, exclusive of the $75,000 notes discussed above, for six months beginning with their January 2005 installments continuing through June 2005. The portion of debt related to the interest only payments to one stockholder is $388,637 and to the other stockholder is $299,354.


Relevant Accounting Standards

         The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").


         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on our financial statements.

Off-Balance Sheet Arrangements

         During the year ended December 31, 2004, the Company had off balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $1,655,871 through 2012. The amount obligated under the lease arrangements is one operating lease totaling $1,034,080 payable through 2010 to a leasing firm that specializes in heavy transportation equipment financing and has financed the majority of our transportation equipment. A second obligation is an operating lease totaling $621,791 payable through 2012 to our landlord who holds the office lease for our corporate headquarters. Both leases are routine and typical in nature and yet critical to our operations in that they provide financing that is necessary for us to provide services to our customers and house the corporate functions and operations of our Company. The operating leases are beneficial from a financial perspective in that they do not add to the liabilities of the Company as shown on our balance sheet; however, the costs of such leases are included in the Company's statement of operations and statement of cash flows for each period reported.

         For the three month period ended March 31, 2005, the Company recorded an expense of $56,621 with regard to the operating lease for our transportation equipment and the same amount was included as a cash outlay in our statement of cash flow. $14,268 was recorded as an expense with regard to our corporate headquarter lease. The $14,268 was not included in our statement of cash flow as a cash expense because this amount was accrued. No revenue was realized as a result of these operating leases.


Item 3.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934. Our Chief Executive Officer and Chief Accounting Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

         (b)  Changes in Internal Controls

         During the three months ended March 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, we issued 129,210 shares of Common Stock for a total of $129,210. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

During the three months ended March 31, 2005, we issued 69,839 shares of Preferred Stock for a total of $104,758. The preferred shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of preferred stock were accredited investors.

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

         3.5 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on December 23, 1999 (filed as Exhibit 3.5 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference)

         3.6 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on June 27, 2001 (filed as Exhibit 3.6 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

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

         10.17 Promissory Note dated July 7, 2004, by the Company to Ajit S. Brar for $250,000.00 (filed as Exhibit 10.17 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.18  Promissory  Note dated September 27, 2004 by the Company to Ajit
S. Brar for $150,000 (filed as Exhibit 10.18 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.19 Promissory Note dated September 29, 2004 by the Company to Winship Moody for $150,000 (filed as Exhibit 10.19 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.20 Promissory Note dated July 7, 2003 by the Company to Winship Moody for $238,225 (filed as Exhibit 10.20 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.21 Promissory Note dated July 19, 2004 by the Company to Don McAfee for $35,562.99 (filed as Exhibit 10.21 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.22 Asset Purchase Agreement, dated as of September 30, 2004, by and between MedSolutions, Inc. and Med-Con Waste Solutions, Inc. (filed as Exhibit
2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).

         10.23 Promissory Note dated December 6, 2004 by the Company to Ajit S. Brar for $100,000 (filed as Exhibit 10.23 to the Company's Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).


         10.24 Employment Agreement dated September 30, 2004 between the Company and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

         10.25 Employment Agreement dated December 30, 2004 between the Company and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

         10.26 Promissory Note dated February 14, 2005 by the Company to Ajit S. Brar for $75,000 (filed as Exhibit 10.26 to the Company's Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

         10.27 Promissory Note dated February 17, 2005 by the Company to Winship Moody for $75,000 (filed as Exhibit 10.27 to the Company's Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

         10.28 Employment Agreement dated February 1, 2005 between the Company and J. Steven Evans.(*)(**)

         10.29 Employment Agreement dated March 1, 2005 between the Company and Alan Larosee.(*)(**)

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


                                               MEDSOLUTIONS, INC.


Dated:  May 20, 2005                           By: /S/  Matthew H. Fleeger
                                                  ------------------------------
                                                  Matthew H. Fleeger, President,
                                                  Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MEDSOLUTIONS, INC.



Dated:  May 20, 2005               By: /S/  J. Steven Evans
                                      ------------------------------------------
                                      J. Steven Evans, Vice President of Finance

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

         3.5 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on December 23, 1999 (filed as Exhibit 3.5 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference)

         3.6 Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Texas on June 27, 2001 (filed as Exhibit 3.6 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

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

         10.17 Promissory Note dated July 7, 2004, by the Company to Ajit S. Brar for $250,000.00 (filed as Exhibit 10.17 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.18  Promissory  Note dated September 27, 2004 by the Company to Ajit
S. Brar for $150,000 (filed as Exhibit 10.18 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.19 Promissory Note dated September 29, 2004 by the Company to Winship Moody for $150,000 (filed as Exhibit 10.19 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.20 Promissory Note dated July 7, 2003 by the Company to Winship Moody for $238,225 (filed as Exhibit 10.20 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.21 Promissory Note dated July 19, 2004 by the Company to Don McAfee for $35,562.99 (filed as Exhibit 10.21 to the Company's Form 10-QSB filed on November 19, 2004, and incorporated herein by reference).

         10.22 Asset Purchase Agreement, dated as of September 30, 2004, by and between MedSolutions, Inc. and Med-Con Waste Solutions, Inc. (filed as Exhibit
2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).

         10.23 Promissory Note dated December 6, 2004 by the Company to Ajit S. Brar for $100,000 (filed as Exhibit 10.23 to the Company's Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).


         10.24 Employment Agreement dated September 30, 2004 between the Company and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

         10.25 Employment Agreement dated December 30, 2004 between the Company and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

         10.26 Promissory Note dated February 14, 2005 by the Company to Ajit S. Brar for $75,000 (filed as Exhibit 10.26 to the Company's Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

         10.27 Promissory Note dated February 17, 2005 by the Company to Winship Moody for $75,000 (filed as Exhibit 10.27 to the Company's Form 10-KSB filed on April 15, 2005, and incorporated herein by reference).

         10.28 Employment Agreement dated February 1, 2005 between the Company and J. Steven Evans.(*) (**)

         10.29 Employment Agreement dated March 1, 2005 between the Company and Alan Larosee.(*) (**)

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