Form 10QSB
period 2005-06-30
MEDSOLUTIONS INC
filed 2005-08-22
CIK 1144870

As filed with the Securities and Exchange Commission on August 22, 2005


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2005
                         Commission file number: 0-32995


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock on August 15, 2005: 20,200,427.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                               MEDSOLUTIONS, INC.
                                TABLE OF CONTENTS

Part I.  Financial Information                                              Page
                                                                            ----

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 2005
            (Unaudited) and December 31, 2004                                  3

            Condensed Consolidated Statements of Operations for the
            Three and Six Month Periods Ended  June 30, 2005 and
            June 30, 2004 (Unaudited)                                          4

            Condensed  Consolidated  Statements of Stockholders' Equity
            for the Six Month Period Ended June 30, 2005 (Unaudited)           5

            Condensed Consolidated Statements of Cash Flows for the
            Six Month Periods Ended June 30, 2005 and 2004 (Unaudited)     6 - 7

            Notes to Condensed Consolidated Financial Statements (Unaudited)   8

    Item 2. Management's Discussion and Analysis or Plan of Operation         18

    Item 3. Controls and Procedures                                           25

Part II.    Other Information

    Item 1. Legal Proceedings                                                 26

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       26

    Item 3. Defaults Upon Senior Securities                                   26

    Item 4. Submission of Matters to a Vote of Security Holders               26

    Item 5. Other Information                                                 26

    Item 6. Exhibits                                                          26

    Signatures                                                                29


                          Part I--FINANCIAL INFORMATION
                          Item 1. Financial Statements
                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------                           June 30,     December 31,
                                                                        2005            2004
                                                                    ------------    ------------
                                                                    (unaudited)
Current Assets:
  Cash                                                              $       --      $       --
  Accounts receivable - trade, net of allowance of $87,621
    and $88,835                                                        1,001,701         979,080
  Prepaid expenses and other current assets                               21,389         240,428
  Supplies                                                                18,346          11,911
                                                                    ------------    ------------
      Total Current Assets                                             1,041,436       1,231,419

Property and equipment - at cost, net of accumulated
  depreciation of $1,554,216 and $1,335,071                            1,607,329       1,636,265
Intangible assets - Customer list, net of accumulated
  amortization of $342,129 and $235,858                                  791,718         897,980
Intangible assets - Goodwill                                           1,495,173       1,495,173
Intangible assets - permits                                               59,764          59,764
Other assets                                                              71,350          43,034
                                                                    ------------    ------------
      Total Assets                                                  $  5,066,770    $  5,363,635
                                                                    ============    ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------
Current Liabilities:
  Cash overdraft                                                    $     41,714    $    323,881
  Note payable to bank                                                    20,254          22,493
  Convertible debentures                                                  40,135          40,135
  Current maturities of long-term obligations                            139,880         122,571
  Accounts payable                                                     1,059,564       1,268,941
  Accrued liabilities                                                  1,203,429       1,741,064
  Note payable - AmeriTech Environmental, Inc.                              --           750,000
  Current maturities - notes payable to Med-Con                          147,596         467,820
  Current maturities - notes payable stockholders                        377,756         588,618
  Current maturities - litigation settlements                            172,885         186,253
  Advances from stockholders                                              90,122         171,845
                                                                    ------------    ------------
      Total Current Liabilities                                        3,293,335       5,683,621

Long-term obligations, less current maturities                           444,911         399,100
Notes payable - Med-Con, less current maturities                         353,624            --
Notes payable - stockholders, less current maturities                    438,528         951,358
Litigation settlements, less current maturities                             --            26,736
                                                                    ------------    ------------
      Total Liabilities                                                4,530,398       7,060,815
                                                                    ------------    ------------
Commitments, Contingencies and Other Matters

Stockholders' Deficiency:
  Preferred stock (par value $.001) - 100,000,000
   shares authorized at June 30, 2005 and December 31, 2004,
   respectively, 283,172 shares issued and outstanding at
    June 30,2005 and 143,333 shares issued at December 31, 2004
   (liquidation preference $424,758 - 2005; $215,000 - 2004)                 283             143
  Common stock (par value $.001) - 100,000,000 shares
   authorized at June 30, 2005 and December 31,2004;
   19,751,088 shares issued and 19,738,888 outstanding at
   June 30, 2005 and 18,141,242 shares issued and 18,129,042
   outstanding at December 31, 2004                                       19,751          18,141
Additional paid-in capital                                            23,218,774      21,595,614
Accumulated deficit                                                  (22,684,436)    (23,293,078)
Treasury stock, at cost - 12,200 shares at June 30, 2005 and
  December 31, 2004                                                      (18,000)        (18,000)
                                                                    ------------    ------------
        Total Stockholders' Equity (Deficiency)                          536,372      (1,697,180)
                                                                    ------------    ------------
        Total Liabilities and Stockholders' Equity (Deficiency)     $  5,066,770    $  5,363,635
                                                                    ============    ============



            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months Ended       For the Six Months Ended
                                                          June 30,                       June 30,
                                                ----------------------------    ----------------------------
                                                    2005            2004            2004            2003
                                                ------------    ------------    ------------    ------------
                                                        (Unaudited)                     (Unaudited)
Revenues                                        $  2,214,839    $  1,986,119    $  4,342,255    $  3,894,857
Cost of revenues                                   1,345,161       1,452,630       2,679,247       2,921,449
                                                ------------    ------------    ------------    ------------
Gross profit                                         869,678         533,489       1,663,008         973,408

Operating expenses:
 Selling, general and administrative expenses        606,958         616,579       1,192,735       1,085,875
 Depreciation and amortization                       166,487         134,241         325,407         276,507
                                                ------------    ------------    ------------    ------------
Total operating expenses                             773,445         750,820       1,518,142       1,362,382
                                                ------------    ------------    ------------    ------------
Income (loss) from operations                         96,233        (217,331)        144,866        (388,974)

Other (income) expenses:
 Interest expense                                     94,353          89,254         186,692         158,778
 Gain on ATE settlement                                 --              --          (650,468)           --
 Other income                                           --            (1,856)           --            (1,856)
                                                ------------    ------------    ------------    ------------
                                                      94,353          87,398        (463,776)        156,922
                                                ------------    ------------    ------------    ------------
Net income (loss)                               $      1,880    $   (304,729)   $    608,642    $   (545,896)

Preferred stock dividend                             (10,625)           --           (19,625)           --
                                                ------------    ------------    ------------    ------------

Net loss applicable to common stockholders      $     (8,745)   $   (304,729)   $    589,017    $   (545,896)
                                                ============    ============    ============    ============
Basic net income (loss) per share
attributable to common stockholders             $      (0.00)   $      (0.02)   $        .03    $      (0.03)
                                                ============    ============    ============    ============
Diluted net income (loss) per share
attributable to common stockholders             $      (0.00)   $      (0.02)   $        .03    $      (0.03)
                                                ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                       18,268,001      18,136,743      18,190,941      18,177,095
                                                ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                        18,268,001      18,136,743      18,706,256      18,177,095
                                                ============    ============    ============    ============






            See Notes to Condensed Consolidated Financial Statements




                               MEDSOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED June 30, 2005
                                   (Unaudited)


                                                    MSI Preferred Stock
                                                         Series A                   MSI Common Stock
                                               ----------------------------    ----------------------------
                                                  Shares          Amount          Shares          Amount
                                               ------------    ------------    ------------    ------------
Six Months Ended June 30, 2005: (Unaudited)
------------------------------

Balance - December 31, 2004                         143,333    $        143      18,141,242    $     18,141
MSI preferred stock sold for cash                   139,839             140            --              --
MSI common stock sold for cash                         --              --           129,210             129
MSI common stock issued for ATE settlement             --              --            60,746              61
MSI common stock issued for director fees              --              --            21,750              22
MSI common stock returned by directors                 --              --           (20,000)            (20)
MSI common stock issued for debt conversions           --              --         1,418,140           1,418
Preferred stock dividend                               --              --              --              --

Net income                                             --              --              --              --
                                               ------------    ------------    ------------    ------------
Balance - June 30, 2005                             283,172    $        283      19,751,088    $     19,751
                                               ============    ============    ============    ============




                          ****************************


                                                Additional
                                                  Paid-in       Accumulated      Treasury
                                                  Capital        Deficit          Stock           Total
                                               ------------    ------------    ------------    ------------



Six Months Ended June 30, 2005: (Unaudited)

Balance - December 31, 2004                    $ 21,595,614    $(23,293,078)   $    (18,000)   $ (1,697,180)
MSI preferred stock sold for cash                   203,618            --              --           203,758
MSI common stock sold for cash                      129,081            --              --           129,210
MSI common stock issued for ATE
  settlement                                         83,006            --              --            83,067
MSI common stock issued for director
  fees                                               48,478            --              --            48,500
MSI common stock returned by directors                   20            --              --              --
MSI common stock issued for debt conversions      1,178,582            --              --         1,180,000
Preferred stock dividend                            (19,625)           --              --           (19,625)

Net income                                             --           608,642            --           608,642
                                               ------------    ------------    ------------    ------------
Balance - June 30, 2005                        $ 23,218,774    $(22,684,436)   $    (18,000)   $    536,372
                                               ============    ============    ============    ============







         See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                         For the Six Months Ended
                                                                 June 30,
                                                        ---------------------------
                                                            2005           2004
                                                        -----------    -----------
                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                     $   608,642    $  (545,896)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                         325,407        276,507
      Provision for bad debts                                24,000         24,000
      Gain on ATE settlement                               (650,468)          --
      Cancellation of accrued bonuses                          --         (144,500)
      Vendor settlements                                    (64,624)          --
      Stock issued for director fees & other services        48,500          8,500
    Changes in assets (increase) decrease:
      Accounts receivable                                   (46,621)       (67,714)
      Supplies                                               (6,435)       (11,672)
      Prepaid expenses and other current assets             202,573        179,391
      Other non-current assets                              (28,316)       (18,635)
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities             (143,014)       407,245
      Bank overdraft                                       (282,167)       (43,871)
                                                        -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                            (12,523)        63,355
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (63,222)      (240,929)
                                                        -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                 (63,222)      (240,929)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                     203,758           --
  Proceeds from sale of common stock                        129,210        130,000
  Proceeds from note payable - stockholder                  150,000        500,000
  Dividend on preferred stock                               (16,000)          --
  Payments on long-term obligations to stockholders        (153,291)      (279,473)
  Payments on advances to stockholders                      (81,723)       (67,877)
  Payments on long-term obligations to others              (106,209)      (105,076)
  Payments on long-term obligation to Med-Con               (50,000)          --
                                                        -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES              75,745        177,574
                                                        -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      --             --

CASH AND CASH EQUIVALENTS - BEGINNING                          --             --
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS - END                         $      --      $      --
                                                        ===========    ===========





            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)





                                                        For the Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                            2005         2004
                                                       ------------  -----------
                                                       (Unaudited)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                        $   251,717   $    32,590
                                                       ===========   ===========
  Income taxes paid                                    $      --     $      --
                                                       ===========   ===========
  Issuance of notes payable for property & equipment   $   126,987   $      --
                                                       ===========   ===========
  Issuance of MSI common stock for Bray acquisition           --     $    22,399
                                                       ===========   ===========
  Common stock reclaimed in connection to clawback
    provision regarding AmeriTech acquisition          $      --     $   254,433
                                                       ===========   ===========
  Notes payable converted into MSI common stock        $   725,843   $      --
                                                       ===========   ===========
  Accrued salaries and related interest converted
    into MSI common stock and stock options            $   454,157   $      --
                                                       ===========   ===========


















            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. ("MSI" or the "Company") was incorporated in Texas in 1993, and through its 99%-owned subsidiary, EnviroClean Management Services, Inc. ("EMSI"), principally collects, transports and disposes of regulated medical waste in north Texas, south Texas, Oklahoma, Louisiana and Arkansas. MSI markets, through its wholly-owned subsidiary SharpsSolutions, Inc. ("Sharps"), a reusable sharps container service program to healthcare facilities that we expect will virtually eliminate the current method of utilizing disposable sharps containers. Another subsidiary of MSI, ShredSolutions, Inc. ("Shred"), markets a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information ("PHI") and other confidential documents, primarily those generated by healthcare providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA").


NOTE  2.  Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 15, 2005, for the year ended December 31, 2004.

The accompanying consolidated financial statements include the accounts of the Company, its 99%-owned subsidiary, EMSI, and its wholly-owned subsidiaries, Sharps and Shred. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Goodwill and Intangible Assets
------------------------------

As of June 30, 2005, goodwill totaled $1,495,173. This amount is a result of three acquisitions where goodwill was recorded in each acquisition as part of the purchase price. With regard to the AmeriTech Environmental, Inc. ("ATE") acquisition, purchased on November 7, 2003, goodwill was recorded in the amount of $969,387. The B. Bray Medical Waste Service ("Bray") acquisition, purchased on January 1, 2004, goodwill was recorded in the amount of $3,600. Our third acquisition, Med-Con Waste Solutions, Inc. ("Med-Con"), was purchased on September 30, 2004 and goodwill was recorded in the amount of $522,186.

As of June 30, 2005, intangible assets were $791,718, net of amortization, and consisted almost entirely of customer lists recorded from the acquisitions mentioned above. All values assigned to customer list were derived by independent appraisals and were assigned lives of 5 years over which to amortize the assigned cost. Amortization expense of the customer list for each year will approximate $212,522. Both the goodwill and customer list values are subject to an annual impairment test.

As of June 30, 2005, the Company determined there was no impairment of its goodwill or intangible assets.


Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, that may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The
Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At June 30, 2005, no impairment exists.

Stock-Based Compensation
------------------------

As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table presents pro- forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

                                                                       (in thousands)
                                                  For the Three Months ended    For the Six Months ended
                                                            June 30,                     June 30,
                                                  --------------------------   ---------------------------
                                                      2005           2004          2005            2004
                                                  -----------    -----------   -----------     -----------
Net income (loss) attributable to common
stockholders, as reported                         $        (8)   $      (305)  $       589     $      (546)

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                        (68)          --             (68)            (97)
                                                  --------------------------   ---------------------------
Pro-forma net income (loss) under
fair value method - Basic                         $       (76)   $      (305)  $       521     $      (643)

Effect of dilutive securities
         Preferred Stock                                 --             --              20            --

         Convertible notes payable and advances
         interest expense                                --             --               9            --
                                                  --------------------------   ---------------------------
Pro-forma net income (loss) under
fair value method - Dilutive                      $       (76)   $      (305)  $       550     $      (643)
                                                  ==========================   ===========================
Net income (loss) per share attributable to
common stockholder - Basic                        $      0.00    $     (0.02)  $      0.03     $     (0.03)

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                      (0.00)          --           (0.00)          (0.01)
                                                  --------------------------   ---------------------------
Pro-forma loss per share attributable to
common stockholder- Basic                         $      0.00    $     (0.02)  $      0.03     $     (0.04)
                                                  ==========================   ===========================
Net income (loss) per share attributable to
common stockholder- Diluted                       $      0.00    $     (0.02)  $      0.03     $     (0.03)

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                      (0.00)          --           (0.00)          (0.01)
                                                  --------------------------   ---------------------------
Pro-forma net income (loss) per share
attributable to common stockholder- Diluted       $      0.00    $     (0.02)  $      0.03     $     (0.04)
                                                  ==========================   ===========================

------------------------------------

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the six months ended June 30, 2005, 247,243 options were granted. During the six months ended June 30, 2004, the Company granted 131,118 stock options to employees. For the options granted during the six months ended June 30, 2005, the exercise prices of the stock options were $.75 and $1.00 and vest immediately. The fair value of such options granted was $0.62. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of June 30, 2005 and December 31, 2004, was 515,361 and 268,118, respectively. In calculating the fair values of the stock options, the following assumptions were used:


                                                  YEAR                YEAR
                                               2005 GRANTS         2004 GRANTS

Dividend yield                                     --                  --
Weighted average expected life:                 5 years             5 years
Weighted average risk-free interest rate          3.77%              3.27%
Expected volatility                              165.82%             80.39%

NOTE  3.  Going Concern

The Company has historically incurred net losses and has a deficit in working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4.  Recently Issued Accounting Standards

The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment
("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. The implementation of this pronouncement is not expected to have a material effect on the Company's financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

NOTE  5   Acquisition of Med-Con Waste Solutions, Inc. ("Med-Con")

On September 30, 2004, we acquired certain assets including a customer list from Med-Con for a total purchase price of $1,149,000. The purchase price for the acquired assets was (i) $250,000 cash, (ii) a promissory note in the original principal amount of $500,000 bearing interest at a rate per annum of 7%, payable in 30 equal monthly installments of principal and interest with the first such installment due on January 1, 2005, (iii) a promissory note in the original principal amount of $250,000 with no interest, (iv) and 149,000 shares of the Company's common stock, par value $.001 (the "Common Stock"). The principal amount of the $500,000 promissory note was subject to adjustment depending upon the amount of revenues realized by the Company from the customer contracts acquired from Med-Con for the ensuing 90 days following the closing of the transaction. The Company assigned a value of $497,610, net of $153,780 purchase price adjustment, to the customer list acquired and established a useful life of five years over which to amortize the assigned cost. Amortization expense of the customer list for each year will approximate $99,522.

During the year ended December 31, 2004 and in accordance with the acquisition agreement, we calculated a purchase price adjustment of $153,780, which lowered the assigned value of the assets acquired. This purchase price adjustment also reduced the $500,000 note by $153,780, leaving a balance due of $346,220 at December 31, 2004.

As part of the acquisition, we also recorded goodwill of approximately $522,186, net of the purchase price reduction.

On May 18, 2005, the Company and Med-Con restructured the two notes payable that were in default. The agreement calls for the $346,220 note plus accrued interest of $10,000, to be paid in 48 equal monthly payments of $8,896, and an increase of the original interest rate from seven percent (7%) to eight (8%). With regard to the second note of $145,000 (originally $250,000), the agreement calls for 24 equal monthly installments of $6,691 with the note bearing interest at ten percent (10%). In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the modification to the debt agreement was not determined to be a substantial modification.


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

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding unless such combination of shares and dilutive securities were determined to be anti-dilutive. The numerator and denominator for basic and diluted earnings per share ("EPS") consist of the following:

                                                                 Three Months    Three Months     Six Months      Six Months
                                                                    Ended           Ended           Ended           Ended
                                                                   June 30,        June 30,        June 30,        June 30,
                                                                     2005            2004            2005            2004
                                                                 ------------    ------------    ------------    ------------
Numerator:
   Net income (loss)                                             $      1,880    $   (304,729)   $    608,642    $   (545,896)
   Convertible preferred stock dividends                              (10,625)           --           (19,625)           --
                                                                 ------------    ------------    ------------    ------------
   Numerator for basic earnings per share - income
     available to common stockholders                                  (8,745)       (304,729)        589,017        (545,896)

   Effect of dilutive securities:
     Preferred stock dividends                                           --              --            19,625            --
     Convertible notes payable and advances interest expense             --              --             9,351            --
                                                                 ------------    ------------    ------------    ------------
                                                                         --              --            28,976            --
                                                                 ------------    ------------    ------------    ------------

      Numerator for diluted earnings per share - income
available to common stockholders after assumed conversions       $     (8,745)   $   (304,729)   $    617,993    $   (545,896)

Denominator:
   Denominator for basic earnings per share - weighted
average shares                                                     18,268,001      18,136,743      18,190,941      18,177,095

   Effect of dilutive securities:
     Convertible accrued salaries                                        --              --            44,835            --
     Preferred convertible stock                                         --              --           217,343            --
     Convertible debentures and unpaid interest                          --              --            56,542            --
     Note payable to stockholders and accrued interest                   --              --            49,709            --
     Advances from stockholders                                          --              --           146,886            --
                                                                 ------------    ------------    ------------    ------------
        Total potentially dilutive securities                            --              --           515,315            --

Denominator for diluted earnings per share - adjusted weighted
     average shares and assumed conversions                        18,268,001      18,136,743      18,706,256      18,177,095

Basic earnings per share
                                                                 $       0.00    $      (0.02)   $       0.03    $      (0.03)
                                                                 ============    ============    ============    ============
Diluted earnings per share
                                                                 $       0.00    $      (0.02)   $       0.03    $      (0.03)
                                                                 ============    ============    ============    ============


For the three months ended June 30, 2005 and 2004, common stock equivalents totaling 538,836 and 1,727,080, respectively, that consisted of options, convertible accrued wages and convertible securities were not included in the calculation of diluted net income (loss) per share because the effect was anti-dilutive.

For the six months ended June 30, 2005, 515,361 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the six months ended June 30, 2004, common stock equivalents totaling 1,727,080 that consisted of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

NOTE 7.  Litigation

On November 3, 2003, we reached a settlement agreement with a bonding company as a result of the bonding company's Motion for Summary Judgment being granted and a judgment in the amount of approximately $295,000 being entered against us. To pay the judgment, the settlement agreement called for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively, includes the remaining liability to the bonding company of $106,046. The Company is in default as of June 30, 2005 for the May 7, 2005 payment; however, the payment was paid on July 15, 2005.

At June 30, 2005 and December 31, 2004, total liabilities recorded for litigation were $172,885 and $212,989, respectively.

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



                         Fixed Facility                          Variable
                          Maintenance          Capital          Usage Fee
     Contract Years       and Use Fee        Renewal Fee      -------------
     --------------      --------------      -----------     (Based on waste
                                                               incinerated)

          2001              $ 17,500            $ 10,833        $.005 per lb.
          2002              $ 18,500            $ 20,208        $.005 per lb.
          2003              $ 19,500            $ 27,159        $.005 per lb.
          2004              $ 12,500            $ 30,290        $.005 per lb.
          2005              $ 12,500            $ 32,557        $.005 per lb.

Further, the Company agreed to pay UTMB $0.035 per pound for all third party waste processed through the autoclave with a guarantee by the Company to pay a monthly minimum amount of no less then $21,000.00 for such processing. The Company is required to pay $2,700 per month towards the facility's utility costs. The contract is cancelable by either party with a one year written notice and payment of the remaining capital renewal fee if cancelled by the Company. The Company operates the incineration facility under the revised agreement one week per month with UTMB paying the utility costs in excess of $2,700. In exchange, certain of the processing fees charged by us to UTMB were modified in the most recent amendment.

NOTE 9.  Accrued Liabilities

     Accrued liabilities consist of the following:     June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------
                                                      (Unaudited)

     Salaries                                        $     99,517   $    486,373
     Payroll and other taxes                              510,790        440,207
     Royalty obligation                                     5,000          5,000
     Interest                                              92,932        173,141
     Processing charges                                   242,748        100,131
     Insurance                                             10,728        206,824
     Other accrued liabilities                            241,713        329,388
                                                     ------------   ------------
                                                     $  1,203,428   $  1,741,064
                                                     ============   ============
NOTE 10. Promissory Notes

On June 30, 2005, a stockholder converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt owed to the stockholder totaled $488,149 and was combined into one convertible promissory note. The note is payable in 25 monthly installments of $21,711 and accrues interest at 10% per year.

On June 30, 2005, another stockholder converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt including accrued interest owed to the stockholder totaled $23,728 and was combined into one promissory note. The note is payable in 12 monthly installments of $2,086 and accrues interest at 10% per year.

NOTE 11. Stockholders' Equity

During the six months ended June 30, 2005, the Company issued 139,839 shares of Series A Preferred Stock for a total consideration of $203,758 in connection with a Private Placement Memorandum ("Memorandum") titled the Acquisition and Expansion Fund II dated October 1, 2004. The terms of the Memorandum call for the Company to sell to accredited investors Series A 10% Convertible Preferred Stock ("Series A Preferred Stock"), par value of $.001 and Series B 8% Convertible Preferred Stock ("Series B Preferred Stock"), par value of $.001. The Series A Preferred Stock is being sold at a minimum of 10,000 shares and a maximum 500,000 shares at a $1.50 per share. After the Company has accepted subscriptions for 500,000 shares of Series A Preferred Stock, up to 600,000 shares of Series B Preferred Stock are being offered at $1.75 per share. Each outstanding share of Preferred Stock will automatically convert on the second anniversary of the issuance of the Preferred Stock into one share of Common Stock at a price not less than $1.50 per share, subject to certain anti-dilution protections.

During the six months ended June 30, 2005, the Company sold 129,210 shares of its Common Stock to existing stockholders for a total consideration of $129,210.

On February 11, 2005, a settlement was reached between AmeriTech Environmental, Inc. ("ATE") and the Company due to numerous disputes and disagreements that arose in relation to ATE's representations in the asset purchase agreement. The settlement calls for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each which shall begin at the time that ATE delivers audited financial statements of ATE's books and records for the nine-month period ended September 30, 2003 that will allow the Company to comply with our Form 8-K reporting requirements with the United States Securities and Exchange Commission ("SEC"). The resulting settlement allowed us to record a gain of $650,468 from extinguishment of debt and from the return of stock previously issued to ATE during the six months ended June 30, 2005. On May 2, 2005, ATE and the Company entered an amendment to the settlement dated February 11, 2005. The amendment allows for the Company to issue to ATE 150,000 shares of the Company's common stock, at $1.00 per share in full extinguishment of the $150,000 promissory note owed to ATE. The net result of these settlements was the issuance of 60,746 shares of common stock to ATE valued at $86,608.

On June 30, 2005, four shareholders of the Company converted a total amount of $1,063,604 in debt, accrued salaries and related accrued interest into 1,418,140 shares of Common Stock. Also, on June 30, 2005, the Company issued 155,195 stock options, exercisable at $0.75 per share, to two shareholders and settled $116,396 in accrued salaries and related accrued interest.

NOTE 12. Related Party Transactions

For the six months ended June 30, 2005 and 2004, the Company accrued interest expense to related parties in the amount of $141,241 and $80,993, respectively.

NOTE 13.  Payroll Tax Delinquency

At June 30, 2005, unpaid payroll taxes owed to the Internal Revenue Service ("IRS") amounted to approximately $380,000 including penalties and interest. The IRS filed a federal tax lien against the Company's operating subsidiary EMSI on January 28, 2005 in the amount of $313,026. The IRS filed another federal tax lien against EMSI on April 19, 2005 in the amount of $16,275. Both of the lien amounts are included in the approximate $380,000 of taxes, penalties and interest owed.

The Company paid approximately $350,000 to the IRS on July 15, 2005 and had all federal tax liens released. The remaining amount owed to the IRS for unpaid payroll taxes, penalties and interest is approximately $30,000 and is being paid through monthly installments of $6,000 beginning August 4, 2005.

NOTE 14. Subsequent Event

Tate Investments, LLC
---------------------

On July 15, 2005, the Company entered into a definitive Investment Agreement (the "Investment Agreement") with Tate Investments, LLC, a Wisconsin limited liability company (the "Investor").

Promissory Note

Pursuant to the terms of the Investment Agreement, the Investor has committed to lend up to $1,000,000 to the Company according to the terms of a 10% Senior Secured Promissory Note (the "Note") dated as of July 15, 2005. The Note is secured by the Company's and its subsidiaries' accounts receivable and by a second-lien deed of trust mortgage on the Company's Garland, Texas facility pursuant to the terms of a General Business Security Agreement and a Deed of Trust, respectively, each dated as of July 15, 2005. All outstanding amounts under the Note bear interest at the rate of 10% per year, unless the Company is in default pursuant to the terms of the Investment Agreement, in which event all outstanding amounts under the Note will bear interest at a rate equal to the prime rate as published in the Wall Street Journal from time to time plus 8%. Pursuant to the terms of the Note, the Company has initially borrowed $300,000 from the Investor (the "Initial Advance"), which is repayable to the Investor in three equal monthly installments of interest only commencing August 14, 2005 and 12 equal monthly installments of principal and interest commencing thereafter. The Company may draw additional advances ("Additional Advances") against the Note through October 15, 2006 for up to an aggregate outstanding amount of $1,000,000 if it satisfies certain conditions precedent as specified in the Investment Agreement. Additional Advances must be repaid by the Company in 35 monthly payments of interest only with a final installment equal to the then-outstanding aggregate principal amount under the Note and any accrued but unpaid interest thereon due on the third anniversary of the date of the first Additional Advance. Any principal repaid under the Note may not be redrawn, except that the amount of the Initial Advance which if repaid when due will be reinstated and available for draws as Additional Advances under the Note.

The outstanding principal amount of the Note and any accrued but unpaid interest thereon are convertible at the option of the Investor into shares of Common Stock at the initial conversion price of $0.65 per share. This initial conversion price is subject to certain anti-dilution protections as set forth in the Investment Agreement.

Pursuant to the terms of the Investment Agreement, the Company has used the proceeds of the Initial Advance to satisfy certain obligations to the IRS and certain trade and vendor payables. The proceeds of any Additional Advances may only be used by the Company to make strategic acquisitions that are approved by the Investor.

The Company may prepay any or all of the outstanding principal amount of the Note and any accrued but unpaid interest thereon on or after the January 15, 2007 without the prior consent of the Investor and without any prepayment premium or penalty; provided, however, that the Company must first provide the Investor with 30 days' prior written notice of its intent to prepay any or all of such outstanding principal amount accompanied by either an irrevocable written financing commitment or other evidence of the Company's ability to make the proposed prepayment. The Investor may, after receipt of such a prepayment notice, elect to convert any or all of such outstanding principal amount proposed to be prepaid into shares of Common Stock as discussed above. Any notice of prepayment delivered to the Investor by the Company will be irrevocable, and in the event the Company fails to prepay the amount specified in the prepayment notice (or to effectuate any conversion requested by the Investor in connection therewith) within 30 days of the delivery date of such notice, the full outstanding principal amount under the Note, together with any accrued and unpaid interest thereon, will become immediately due and payable.

Subscription Agreement

Also pursuant to the terms of the Investment Agreement, the Investor has committed to purchase, and the Company has committed to sell, up to $1,000,000 of its Common Stock to the Investor at the initial purchase price of $0.65 per share pursuant to the terms of a Subscription Agreement (the "Subscription Agreement") dated as of July 15, 2005. This initial purchase price is subject to certain anti-dilution protections as set forth in the Investment Agreement. Pursuant to the terms of the Subscription Agreement, the Company made an initial capital call for the purchase of, and the Investor has initially purchased, 461,539 shares of Common Stock from the Company at the purchase price of $0.65 per share, for an aggregate purchase price of $300,000 (the "Initial Capital Call"). The Company may make additional capital calls ("Additional Capital Calls") pursuant to the Subscription Agreement through September 30, 2006 for up to an aggregate purchase price of $1,000,000 if it satisfies certain conditions precedent as specified in the Investment Agreement.

Pursuant to the terms of the Investment Agreement, the Company has used the proceeds of the Initial Capital Call to satisfy certain obligations to the IRS and certain trade and vendor payables. The proceeds of any Additional Capital Calls may only be used by the Company to make strategic acquisitions that are approved by the Investor.

Certain Obligations of the Company pursuant to the Investment Agreement

The Investment Agreement contains, among other things, conditions precedent, covenants, representations and warranties and events of default similar to those contained in a strategic financing round agreement. Negative covenants include certain restrictions or limitations on, among other things, the incurrence of indebtedness; liens; investments, loans and advances; restricted payments, including dividends; consolidations and mergers; and sales of assets. Affirmative covenants include covenants regarding, among other things, financial reporting, minimum earnings and net income requirements, and minimum net worth requirements.

Investor's Rights Agreement

Also pursuant to the terms of the Investment Agreement, the Company, the Investor and certain shareholders of the Company entered into an Investor's Rights Agreement (the "Rights Agreement") pursuant to which the Company has granted certain demand registration rights to the Investor with respect to any shares of Common Stock obtained pursuant to the Note or the Subscription Agreement. The Rights Agreement also grants the Investor the right to designate one nominee for election to the Company's Board of Directors, or two nominees in the event that Mr. Joseph Tate, the owner of the Investor, is designated as a nominee by the Investor. Pursuant to the terms of the Rights Agreement, the Company may not, prior to the registration of the Common Stock owned by the Investor with the Securities and Exchange Commission (the "SEC"), increase the size of its Board of Directors to more than five members unless the Investor also designates Mr. Joseph Tate as a nominee, in which event the Board of Directors may have no more than seven members. Certain shareholders of the Company who are party to the Rights Agreement have also granted certain rights of co-sale to the Investor and agreed to vote their shares of Common Stock in favor of the election of the Investor's nominee(s).

The Investor's right to designate nominees to the Company's Board of Directors continue until such time as: (i) the Investor effectuates, in one or a series of transactions, a transfer of shares of Common Stock whereby the number of shares of Common Stock owned by the Investor after such transfer is less than 75% of the number of shares of Common Stock owned by the Investor before the transfer, at which such time the Investor's right to designate nominees to the Company's Board of Directors will be reduced to the right to designate one nominee to the Company's Board of Directors; (ii) the Investor effectuates, in one or a series of transactions, a transfer of shares of Common Stock whereby the number of shares of Common Stock owned by the Investor after the transfer is less than 50% of the number of shares of Common Stock owned by the Investor prior to the transfer, at which such time the Investor's right to designate nominees to the Company's Board of Directors will terminate; or (iii) the Common Stock owned by the Investor has been registered with the SEC.

Purchase of Houston, Texas property
-----------------------------------

On August 3, 2005, the Company, through its subsidiary EMSI, purchased a building located in Houston, Texas which it was leasing for use as offices and a warehouse. The purchased property is adjacent to land owned by EMSI which is being used as a transfer station. The total purchase price, including transactions costs, was approximately $350,000 and is financed by a promissory note to a bank in the amount of $325,000, payable in 60 monthly installments of $2,769 based upon a 20 year amortization and accrues interest per annum at the Prime Rate as published in the Wall Street Journal from time to time plus 2%. The promissory note has a maturity date of August 3, 2010 and is secured by a first lien deed of trust on the building and the adjacent land already owned by EMSI. The promissory note is personally guaranteed by our President and Chief Executive Officer.

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

         Our revenues were $4,342,255 for the six months ended June 30, 2005 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small quantity generators" or "SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium quantity generators" or "MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large quantity generators" or "LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with SQG's generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with MQG's and LQG's, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At June 30, 2005, we served approximately 5,500 customers.


Three and Six Months Ended June 30, 2005 and 2004 (unaudited)
                                                 For the Three Months Ended       For the Six Months Ended
                                                          June 30,                       June 30,
                                                ----------------------------    ----------------------------
                                                    2005            2004            2004            2003
                                                ------------    ------------    ------------    ------------
                                                        (Unaudited)                     (Unaudited)
Revenues                                        $  2,214,839    $  1,986,119    $  4,342,255    $  3,894,857
Cost of revenues                                   1,345,161       1,452,630       2,679,247       2,921,449
                                                ------------    ------------    ------------    ------------
Gross profit                                         869,678         533,489       1,663,008         973,408

Operating expenses:
 Selling, general and administrative expenses        606,958         616,579       1,192,735       1,085,875
 Depreciation and amortization                       166,487         134,241         325,407         276,507
                                                ------------    ------------    ------------    ------------
Total operating expenses                             773,445         750,820       1,518,142       1,362,382
                                                ------------    ------------    ------------    ------------
Income (loss) from operations                         96,233        (217,331)        144,866        (388,974)

Other (income) expenses:
 Interest expense                                     94,353          89,254         186,692         158,778
 Gain on ATE settlement                                 --              --          (650,468)           --
 Other income                                           --            (1,856)           --            (1,856)
                                                ------------    ------------    ------------    ------------
                                                      94,353          87,398        (463,776)        156,922
                                                ------------    ------------    ------------    ------------
Net income (loss)                               $      1,880    $   (304,729)   $    608,642    $   (545,896)

Preferred stock dividend                             (10,625)           --           (19,625)           --
                                                ------------    ------------    ------------    ------------

Net loss applicable to common stockholders      $     (8,745)   $   (304,729)   $    589,017    $   (545,896)
                                                ============    ============    ============    ============
Basic net income (loss) per share
attributable to common stockholders             $      (0.00)   $      (0.02)   $        .03    $      (0.03)
                                                ============    ============    ============    ============
Diluted net income (loss) per share
attributable to common stockholders             $      (0.00)   $      (0.02)   $        .03    $      (0.03)
                                                ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                       18,268,001      18,136,743      18,190,941      18,177,095
                                                ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                        18,268,001      18,136,743      18,706,256      18,177,095
                                                ============    ============    ============    ============

EBITDA (1)                                      $    262,720    $    (81,234)   $  1,120,739    $   (110,611)
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

EBITDA is calculated as follows:

Net income (loss)            $    1,880   $ (304,729)   $  608,642   $ (545,896)
Interest expense                 94,353       89,254       186,692      158,778
Depreciation expense            166,487      134,241       325,405      276,507
                             ----------   ----------    ----------   ----------
EBITDA                       $  262,720   $  (81,234)   $1,120,739   $ (110,611)
                             ==========   ==========    ==========   ==========

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

         Revenues. Our revenues increased $228,720, or 11.5% to $2,214,839 during the three months ended June 30, 2005 from $1,986,119 during the three months ended June 30, 2004. The increase in revenue from 2004 was primarily due to approximately $200,000 of additional revenue realized from our acquisition of the business of Med-Con. Other increases to revenues in 2005 were from fuel surcharge and annual price increases.

         Cost of Revenues. Our cost of revenues decreased $107,469 or 7.4% to $1,345,161 during the three months ended June 30, 2005 from $1,452,630 during the three months ended June 30, 2004. Gross margin for the Company during the three months ended June 30, 2005 increased to 39.2% compared to 26.9% for the three months ended June 30, 2004. The primary cause for the increase in gross margin is due to the savings of box container costs from efforts in transferring our LQG customers to using reusable containers and decreased transportation costs in 2005 from using the UTMB facility to process waste from our south Texas customers verses hauling the same waste to our Garland facility.

         Selling, general and administrative expenses. Our selling, general and administrative expenses decreased $9,621 or 1.6% to $606,958 during the three month period ended June 30, 2005 from $616,579 during the three months ended June 30, 2004.

         Depreciation and amortization. Depreciation and amortization increased by $32,246 or 24.0% to $166,487 for the three month period ended June 30, 2005 from $134,241 during the three month period ended June 30, 2004. The increase was due primarily to increases in fixed assets such as containers and capital equipment, and intangible assets resulting from the acquisitions mentioned earlier.

         Interest expense. Our interest expense increased by $5,099 or 5.7% to $94,353 for the three month period ended June 30, 2005 from $89,254 for the three month period ended June 30, 2004.

         Net income (loss). Net income was $1,880 during the three months ended June 30, 2005 compared to a net loss of $304,729 during the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

         Revenues. Our revenues increased $447,398, or 11.5% to $4,342,255 during the six months ended June 30, 2005 from $3,894,857 during the six months ended June 30, 2004. The increase in revenue from 2004 was contributed in part by the approximately $400,000 of additional revenue realized from our acquisition of the business of Med-Con, effective September 30, 2004. While an increase in revenue was realized in part by the acquisition of Med-Con, the Company continues to experience lower revenue realized from price decreases to certain customers caused by extremely competitive pricing being exerted by our principal competitor in the Texas market. To offset this lost revenue, management has implemented several revenue enhancing measures by implementing within our customer invoices fuel surcharges, annual fees, a regulatory compliance fee and also container recovery fees for those customers that use corrugated boxes verses reusable containers. All price increases and fee charges are provided under our customer contracts.

         Cost of Revenues. Our cost of revenues decreased $242,202 or 8.3% to $2,679,247 during the six months ended June 30, 2005 from $2,921,449 during the six months ended June 30, 2004. Approximately $120,000 of the decrease was in container costs from efforts in transferring LQG customers to using reusable containers verses corrugated boxes for disposing their waste. Other decreases were due to the ceasing of using an outside disposal facility in 2004 that increased our processing expense by approximately $100,000 for the six month period ended June 30, 2004. Other reductions included $30,000 in transportation expense achieved by processing waste in south Texas collected from our south Texas customers using the UTMB autoclave verses hauling this same waste to our north Texas Garland facility for processing and disposal as was done in 2004.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $106,860, or 9.8% to $1,192,735 during the six months ended June 30, 2005 from $1,085,875 during the six months ended June 30, 2004. For the six months ended June 30, 2004, the Company recorded an expense credit of $144,500 arising from bonuses distributed on January 1, 2004, awarded to certain employees and expensed in the year ended December 31, 2001. The expense from 2001 was reversed to income in January, 2004 in the amount of $144,500 as a result of certain of those employees electing to decline the bonus and others who have since left the Company and thereby forfeited their bonus. Considering the one time credit in 2004, our selling, general and administrative expenses decreased $37,638 for the six months ended June 30, 2005 compared to the same six month period in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 (continued)

         Depreciation and Amortization. Depreciation and amortization increased by $48,900 or 17.7% to $325,407 during the six months ended June 30, 2005 from $276,507 during the six months ended June 30, 2004. The primary cause for the increase was from depreciation expense resulting from the purchases of fixed assets mainly in equipment and improvements for our Garland facility offset by reductions in the carrying value of the customer list related to the ATE acquisition as a result of the impairment recorded in 2004.

         Interest expense. Our interest expense increased $27,914 or 17.6% to $186,692 during the six months ended June 30, 2005 from $158,778 during the six months ended June 30, 2004. Interest expense primarily increased because of the increase in stockholder loans throughout 2004 used to finance the Med-Con acquisition and to provide working capital.

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

         Net income. Net income was $608,642 for the six months ended June 30, 2005 compared to a net loss of $545,896 during the six months ended June 30, 2004.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, from sales of our Common Stock and Preferred Stock through private offerings to certain individuals, primarily existing stockholders, and from loans and advances received from certain stockholders. Revenues during the six months ended June 30, 2005 were approximately $74,000 per month higher than the comparable monthly average revenue for 2004. The principal uses of liquidity are payments for labor, material and expenses, and debt, litigation and lease obligations to carry out our regulated medical waste management services.

         Historically, we have met our cash requirements from a combination of revenues from operations (which by themselves have been insufficient to meet such requirements), shareholder loans and advances, and proceeds from the sale of our debt and equity securities.

Going concern
-------------

         As  indicated  by  the  Company's  year  end   consolidated   financial
statements, the Company incurred consolidated net losses of $992,634 and $957,757 for the years ended December 31, 2004 and 2003, respectively. Additionally, the Company has significant deficits in working capital at June 30, 2005 and December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.


History of negative cash flow
-----------------------------

         Historically, stockholders of the Company have funded cash flow deficits. However, the stockholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's Preferred and Common Stock, $338,968 for the six months ended June 30, 2005, and $345,000 and $864,501 during the years ended December 31, 2004 and 2003, respectively. As noted previously as a subsequent event, the Company received $600,000 from an investor resulting from a $2,000,000 commitment on July 15, 2005 as an initial advance to fund working capital needs. The remaining $1,400,000 plus $300,000 of repaid advances may be used to fund cash portions of acquisition targets that will be acquired specifically to increase cash flow, net income and stockholder's equity.

Litigation
----------

         On November 3, 2003, we reached a settlement agreement with a bonding company as a result of the bonding company's Motion for Summary Judgment being granted and a judgment in the amount of approximately $295,000 being entered against us. To pay the judgment, the settlement agreement called for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively, includes the remaining liability to the bonding company of $106,046. The Company is in default as of June 30, 2005 for the May 7, 2005 payment; however, the payment was paid on July 15, 2005.

At June 30, 2005 and December 31, 2004, total liabilities recorded for litigation were $172,885 and $212,989, respectively.

The Company is also subject to various other matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


Discussion of Liquidity

June 30, 2005 Compared to December 31, 2004

         At June 30, 2005, our working capital deficit was $2,251,899 compared to a working capital deficit of $4,452,202 at December 31, 2004, a favorable increase of $2,200,303 for the six month period ended June 30, 2005. The increase in working capital was primarily due to the conversion of debt held by certain stockholders in the amount of $1,180,000 that converted into shares of Common Stock at $0.75 per share. Other increases in working capital were from the extinguishment of debt which was owed to ATE as a result of the settlement between ATE and the Company and from an increase in accounts receivable and a decrease in our bank overdraft offset by decreases in prepaid expenses.

June 30, 2005 Compared to June 30, 2004

         Net cash (used in)  provided  by  operating  activities  was  $(12,523)
during the six months ended June 30, 2005 compared to $63,355 during the six months ended June 30, 2004. The increase in cash used reflects net income offset by the ATE settlement, decreases in accounts payable and accrued liabilities and our bank overdraft offset by a decrease in prepaid expenses.

         Net cash used in investing activities during the six months ended June 30, 2005 was $(63,222) attributable to additions to property and equipment compared to $(240,929) during the six months ended June 30, 2004.

         Net cash provided by financing activities was $75,745 during the six months ended June 30, 2005, compared to $177,574 during the six months ended June 30, 2004. The Company's financing activities consist primarily of sales of Preferred and Common Stock and stockholder loans. Proceeds from the sale of Preferred and Common Stock were $332,968 in 2005 compared to $130,000 during the six months ended June 30, 2004, and the proceeds of stockholder loans amounting to $150,000 for the six months ended June 30, 2005 compared to $500,000 for the same period ended June 30, 2004. Payments on shareholder advances and long-term obligations decreased in 2005 to $391,223 from $452,426 during the six months ended June 30, 2004. This decrease was primarily caused by two of our shareholders agreeing to permit the Company to pay interest only on their promissory notes owed by the Company for the six months ended June 30, 2005.This agreement allowed the Company to save approximately $140,000 in cash during this period.

         Net cash of $0 had no change between the six months ended June 30, 2005 and June 30, 2004, respectively.


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

         Our bank debt at December 31, 2004 of $213,198 is secured by a first lien on the Garland Facility, and bears interest per annum at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (4.75% at December 31, 2004). The note is payable in minimum monthly installments of principal and interest totaling $3,100, matures in July 2011, and is guaranteed by our President and Chief Executive Officer.

         Throughout 2004, one of our stockholders loaned the Company a total amount of $1,000,000. The initial loan of $500,000 was funded on March 7, 2004. The proceeds of the note were used for working capital purposes. The note was payable in 36 equal monthly installments of $16,133 and bore interest at 10% per year. The note was convertible into Common Stock at the rate of $0.75 per share based on the principal and interest outstanding at the time of conversion and subject to anti-dilution provisions. Beginning on January 7, 2005, the note was amended to be payable interest only for a period of six months and then revert to the monthly installment of $16,133 on July 7, 2005 until paid in full. On July 7, 2004, this same stockholder provided a second loan in the amount of $250,000 to the Company. The proceeds of the note were used to pay the Company's second quarter 2005 payroll taxes to the IRS in the amount of $158,832 and the remaining amount for working capital purposes. The note was payable in 36 monthly installments of $8,333 and bore interest per annum at the prime rate as published in the Wall Street Journal plus 8% (as of March 15, 2005, the interest rate was 13.50%). On September 27, 2004, this same stockholder provided a third loan in the amount of $150,000 to the Company. The proceeds of the note were used to purchase certain assets of the Med-Con acquisition. The note was payable in 34 monthly installments of $5,280 and bore interest per annum at the prime rate as published in the Wall Street Journal plus 8%. On December 6, 2004, this same stockholder provided a fourth loan in the amount of $100,000 to the Company. The proceeds of the note were used for working capital purposes. The note was payable in 29 monthly installments of $4,060 and bore interest per annum at the prime rate as published in the Wall Street Journal plus 8%.

         On June 30, 2005, this stockholder converted $350,000 of his debt owed by the Company into shares of Common Stock at $0.75 per share. The remaining amount of debt owed to the stockholder totaled $488,149 and was combined into one convertible promissory note. The note is payable in 25 monthly installments of $21,711 and accrues interest at 10% per year. This loan is secured by a second lien deed of trust on the Company's Garland, Texas plant.

         On November 7, 2003, two stockholders of the Company each loaned $200,000 to the Company to assist with the funding of the ATE acquisition. These notes payable to the stockholders bore interest at the rate of 10 percent per annum and were payable as follows: As to the first stockholder, the note was paid in full in 2004. As to the second stockholder, the note, including other funds advanced to the Company, was payable monthly commencing December 7, 2003 for a period of 36 months. The total monthly payment amount was $7,684. The second stockholder loaned an additional $150,000 to the Company on September 29, 2004. The proceeds of the note were used to purchase certain assets in the Med-Con acquisition. The loans were secured by a second lien deed of trust on the Garland, Texas plant.

         On June 30, 2005, this stockholder converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt including accrued interest owed to the stockholder totaled
$23,728 and was combined into one convertible promissory note. The note is payable in 12 monthly installments of $2,086 and accrues interest at 10% per year.

         The Company is obligated under various installment notes payable and capital leases for the purchase of equipment and software. The notes, which bear interest at rates ranging from 7.0% to 16.1% per year, are due at various dates through June 30, 2010 and are payable in monthly installments of approximately $12,100 in the aggregate consisting of principal and interest. The equipment acquired collateralizes the notes.

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

         On November 7, 2003, we issued a note payable to ATE for $750,000 bearing 7% interest per year payable monthly with the final interest payment and principal payable on November 7, 2004. The note was issued in connection with our acquisition of the assets of ATE and formed part of the consideration of the transaction. On February 11, 2005, a settlement was reached between ATE and the Company due to numerous disputes and disagreements that arose in relation to representations, quality and other factors that were represented by ATE in the asset purchase agreement. The settlement calls for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each which shall begin at the time that ATE delivers financial statements of its books and records for the nine-month period ended September 30, 2003 that will allow the Company to comply with its Form 8-K reporting requirements with the SEC. On May 2, 2005, the Company and ATE agreed to amend the settlement agreement dated February 11, 2005 whereby the Company issued 150,000 of its common stock, at $1.00 per share in full extinguishment of the $150,000 promissory note owed to ATE.

         From time to time, our President and another officer of the Company advanced funds to cover working capital needs. At December 31, 2004, the outstanding balance of such loans and other amounts due other officers and directors of the Company amounted to $171,845.


Material Commitments For Capital Expenditures

         Outside of the purchase of our Houston building on August 3, 2005 as discussed previously, we currently have no other significant commitments for capital expenditures. However, we are currently planning to expand our business through a series of business acquisitions and have secured a commitment from an investor (see subsequent event) that will fund up to $1,700,000 to be used to fund the cash portions of the purchase prices of any such acquisitions.

Other Matters

         During the six months ended June 30, 2005, the Company issued 139,839 shares of Series A Preferred Stock for a total consideration of $203,758 in connection with a Private Placement Memorandum ("Memorandum") titled the Acquisition and Expansion Fund II dated October 1, 2004. The terms of the Memorandum call for the Company to sell to accredited investors Series A 10% Convertible Preferred Stock ("Series A Preferred Stock"), par value of $.001 and Series B 8% Convertible Preferred Stock ("Series B Preferred Stock"), par value of $.001. The Series A Preferred Stock is being sold at a minimum of 10,000 shares and a maximum 500,000 shares at a $1.50 per share. After the Company has accepted subscriptions for 500,000 shares of Series A Preferred Stock, up to 600,000 shares of Series B Preferred Stock are being offered at $1.75 per share. Each outstanding share of Preferred Stock will automatically convert on the second anniversary of the issuance of the Preferred Stock into one share of Common Stock at a price not less than $1.50 per share, subject to certain anti-dilution protections.

         During the six months ended June 30, 2005, the Company sold 129,210 shares of its Common Stock to existing stockholders for a total consideration of $129,210.

Recently Issued Accounting Standards

         The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. The implementation of this pronouncement is not expected to have a material effect on the Company's financial statements.

         In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Off-Balance Sheet Arrangements

         During the year ended December 31, 2004, the Company had off balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $1,683,655 through 2012. The amount obligated under the lease arrangements is one operating lease totaling $1,034,081 payable through 2010 to a leasing firm that specializes in heavy transportation equipment financing and has financed the majority of our transportation equipment. A second obligation is an operating lease totaling $649,574 payable through 2012 to our landlord who holds the office lease for our corporate headquarters. Both leases are routine and typical in nature and yet critical to our operations in that they provide financing that is necessary for us to provide services to our customers and house the corporate functions and operations of our Company. The operating leases are beneficial from a financial perspective in that they do not add to the liabilities of the Company as shown on our balance sheet; however, the costs of such leases are included in the Company's statement of operations and statement of cash flows for each period reported.

         For the six month period ended June 30, 2005, the Company recorded an expense of $151,171 with regard to the operating lease for our transportation equipment and the same amount was included as a cash outlay in our statement of cash flow. The Company recorded $35,670 as an expense with regard to our corporate headquarter lease, of which $21,819 was not included in our statement of cash flow as a cash expense because this amount was accrued. No revenue was realized as a result of these operating leases.

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

         (b) Changes in Internal Controls Over Financial Reporting

         During the three months ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2005, we issued 70,000 shares of Series A Preferred Stock for a total of $99,000. The preferred shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of preferred stock were accredited investors.

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

         4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

       4.2 Form of Subscription Agreement (filed as Exhibit 4.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.1 Contractor Services Agreement effective May 28, 1995, as amended, between the Company and The University of Texas Medical Branch at Galveston (filed as Exhibit 10.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.2 Memorandum of Agreement, dated June 15, 2001, between the Company and Intercontinental Manufacturing Company (filed as Exhibit 10.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.3 Exclusive Medical Waste Service Agreement, dated March 21, 2002, between EnviroClean Management Services, Inc. and Christus Spohn Health System (filed as Exhibit 10.5 to the Company's Form 10-QSB filed on August 16, 2002, and incorporated herein by reference).+

         10.4 Medical Waste Transportation and Disposal Agreement, dated March 1, 2001, between EnviroClean Management Services, Inc., and Trinity Mother Frances Regional Health Center (filed as Exhibit 10.6 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).+

         10.5 Amendment 4 to the Contractor Services Agreement between the Company and University of Texas Medical Branch at Galveston (Exhibit 10.9) (filed as Exhibit 10.9 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.6 LBCG Financing Proposal (filed as Exhibit 10.10 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.7 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $202,250.79. (filed as Exhibit 10.12 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

         10.8 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $90,000.00. (filed as Exhibit 10.13 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

         10.9 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $322,749.21. (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

         10.10 Asset Purchase Agreement and related exhibits thereto, dated November 7, 2003, between the Company and AmeriTech Environmental, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on November 24, 2003, and incorporated herein by reference).

         10.11 Asset Purchase Agreement, dated as of September 30, 2004, by and between MedSolutions, Inc. and Med-Con Waste Solutions, Inc. (filed as Exhibit
2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).

         10.12 Employment Agreement dated September 30, 2004 between the Company and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

         10.13 Employment Agreement dated December 30, 2004 between the Company and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

         10.14 Employment Agreement dated February 1, 2005 between the Company and J. Steven Evans.*

         10.15 Employment Agreement dated March 1, 2005 between the Company and Alan Larosee.*

         10.16 Promissory Note dated June 30, 2005 by the Company to Ajit S. Brar for $488,149.**

         10.17 Promissory Note dated June 30, 2005 by the Company to Winship Moody for $23,728.**

         10.18 Investment Agreement dated as of July 15, 2005 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

         10.19 General Business Security Agreement dated as of July 15, 2005 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

         10.20 Deed of Trust dated as of July 15, 2005 granted by EnviroClean Management Services, Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

         10.21 Loan Agreement dated as of July 29, 2005 between EnviroClean Management Services, Inc. and Park Cities Bank.**

         10.22 Promissory Note dated as of July 29, 2005 issued by EnviroClean Management Services, Inc. to Park Cities Bank for $325,000.**

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


                                   MEDSOLUTIONS, INC.


Dated:  August 22, 2005            By: /S/  Matthew H. Fleeger
                                      ------------------------------------------
                                      Matthew H. Fleeger, President,
                                      Chief Executive Officer


Dated: August 22, 2005             By: /S/  J. Steven Evans
                                      ------------------------------------------
                                      J. Steven Evans, Vice President of Finance

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

         4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

       4.2 Form of Subscription Agreement (filed as Exhibit 4.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.1 Contractor Services Agreement effective May 28, 1995, as amended, between the Company and The University of Texas Medical Branch at Galveston (filed as Exhibit 10.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.2 Memorandum of Agreement, dated June 15, 2001, between the Company and Intercontinental Manufacturing Company (filed as Exhibit 10.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

         10.3 Exclusive Medical Waste Service Agreement, dated March 21, 2002, between EnviroClean Management Services, Inc. and Christus Spohn Health System (filed as Exhibit 10.5 to the Company's Form 10-QSB filed on August 16, 2002, and incorporated herein by reference).+

         10.4 Medical Waste Transportation and Disposal Agreement, dated March 1, 2001, between EnviroClean Management Services, Inc., and Trinity Mother Frances Regional Health Center (filed as Exhibit 10.6 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).+

         10.5 Amendment 4 to the Contractor Services Agreement between the Company and University of Texas Medical Branch at Galveston (Exhibit 10.9) (filed as Exhibit 10.9 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.6 LBCG Financing Proposal (filed as Exhibit 10.10 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

         10.7 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $202,250.79. (filed as Exhibit 10.12 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

         10.8 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $90,000.00. (filed as Exhibit 10.13 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

         10.9 Promissory Note dated August 28, 2002 by the Company to Vivian Eriksen for $322,749.21. (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

         10.10 Asset Purchase Agreement and related exhibits thereto, dated November 7, 2003, between the Company and AmeriTech Environmental, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on November 24, 2003, and incorporated herein by reference).

         10.11 Asset Purchase Agreement, dated as of September 30, 2004, by and between MedSolutions, Inc. and Med-Con Waste Solutions, Inc. (filed as Exhibit
2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).

         10.12 Employment Agreement dated September 30, 2004 between the Company and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

         10.13 Employment Agreement dated December 30, 2004 between the Company and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

         10.14 Employment Agreement dated February 1, 2005 between the Company and J. Steven Evans.*

         10.15 Employment Agreement dated March 1, 2005 between the Company and Alan Larosee.*

         10.16 Promissory Note dated June 30, 2005 by the Company to Ajit S. Brar for $488,149.**

         10.17 Promissory Note dated June 30, 2005 by the Company to Winship Moody for $23,728.**

         10.18 Investment Agreement dated as of July 15, 2005 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

         10.19 General Business Security Agreement dated as of July 15, 2005 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

         10.20 Deed of Trust dated as of July 15, 2005 granted by EnviroClean Management Services, Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

         10.21 Loan Agreement dated as of July 29, 2005 between EnviroClean Management Services, Inc. and Park Cities Bank.**

         10.22 Promissory Note dated as of July 29, 2005 issued by EnviroClean Management Services, Inc. to Park Cities Bank for $325,000.**

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