Form 10QSB
period 2005-09-30
MEDSOLUTIONS INC
filed 2005-11-21
CIK 1144870

As filed with the Securities and Exchange Commission on November 21, 2005


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2005
                         Commission file number: 0-32995


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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [ X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of the issuer's common stock on November 15, 2005: 21,015,555.

   Transitional Small Business Disclosure Format (check one): Yes[_]  No [X]

                               MEDSOLUTIONS, INC.
                                TABLE OF CONTENTS

Part I.      Financial Information                                          Page
                                                                            ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at September 30, 2005
             (Unaudited) and December 31, 2004                                 3


             Condensed Consolidated Statements of Operations for the
             Three and Nine Month Periods Ended September 30, 2005 and
             September 30, 2004 (Unaudited)                                    4

             Condensed Consolidated  Statements of Stockholders' Equity
             for the Nine Month Period Ended September 30, 2005 (Unaudited)    5

             Condensed Consolidated Statements of Cash Flows for the Nine
             Month Periods Ended September 30, 2005 and 2004 (Unaudited)     6-7

             Notes to Condensed Consolidated Financial Statements (Unaudited)  8

    Item 2.  Management's Discussion and Analysis or Plan of Operation        20

    Item 3.  Controls and Procedures                                          28

Part II.     Other Information

    Item 1.  Legal Proceedings                                                29

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      29

    Item 3.  Defaults Upon Senior Securities                                  29

    Item 4.  Submission of Matters to a Vote of Security Holders              29

    Item 5.  Other Information                                                29

    Item 6.  Exhibits                                                         29

    Signatures                                                                32


                          Part I--FINANCIAL INFORMATION
Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                                   September 30,     December 31,
                                                                                        2005             2004
                                                                                   -------------    -------------
                                                                                    (unaudited)

Current Assets:
  Cash                                                                             $     180,498    $        --
  Accounts receivable - trade, net of allowance of $100,454
    and $88,835                                                                        1,532,881          979,080
  Prepaid expenses and other current assets                                              343,459          240,428
  Supplies                                                                                 7,277           11,911
                                                                                   -------------    -------------
      Total Current Assets                                                             2,064,115        1,231,419

Property and equipment - at cost, net of accumulated
  depreciation of $1,679,893 and $1,335,071                                            2,068,619        1,636,265
Intangible assets - Customer list, net of accumulated
  amortization of $407,759 and $235,858                                                1,495,510          897,980
Intangible assets - Goodwill                                                           2,025,673        1,495,173
Intangible assets - permits                                                               63,500           59,764
Other assets                                                                              37,490           43,034
                                                                                   -------------    -------------
      Total Assets                                                                 $   7,754,907    $   5,363,635
                                                                                   =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Cash overdraft                                                                   $        --      $     323,881
  Note payable to bank                                                                      --             22,493
  Convertible debentures                                                                  40,135           40,135
  Current maturities of long-term obligations                                            183,796          122,571
  Accounts payable                                                                       977,221        1,268,941
  Accrued liabilities                                                                  1,471,321        1,741,064
  Note payable - AmeriTech Environmental, Inc.                                              --            750,000
  Current maturities - notes payable to Med-Con                                          160,574          467,820
  Current maturities - notes payable to On Call                                          474,345             --
  Current maturities - notes payable stockholders                                        720,968          588,618
  Current maturities - litigation settlements                                             99,810          186,253
  Advances from stockholders                                                              74,579          171,845
                                                                                   -------------    -------------
      Total Current Liabilities                                                        4,202,749        5,683,621

Long-term obligations, less current maturities                                           813,663          399,100
Notes payable - Med-Con, less current maturities                                         309,797             --
Notes payable - On Call, less current maturities                                         150,655             --
Notes payable - stockholders, less current maturities                                    784,200          951,358
Litigation settlements, less current maturities                                             --             26,736
                                                                                   -------------    -------------
      Total Liabilities                                                                6,261,064        7,060,815
                                                                                   -------------    -------------
Commitments, Contingencies and Other Matters

Stockholders' Equity (Deficiency):
 Preferred stock (par value $.001) - 100,000,000
   shares authorized at September 30, 2005 and December 31,2004, respectively, 283,172 shares issued and outstanding at
   September 30,2005 and 143,333 shares issued at December
   31, 2004 (liquidation preference $424,758 - 2005; $215,000 - 2004)                        283              143
 Common stock (par value $.001) - 100,000,000 shares authorized at September
   30, 2005 and December 31,2004; 21,027,755 shares issued and 21,015,555 outstanding at September 30, 2005 and 18,141,242 shares issued and 18,129,042
   outstanding at December 31, 2004                                                       21,028           18,141
Additional paid-in capital                                                            24,171,746       21,595,614
Accumulated deficit                                                                   (22,681,214)     (23,293,078)
Treasury stock, at cost - 12,200 shares at September 30, 2005
   and December 31, 2004                                                                 (18,000)         (18,000)
                                                                                   -------------    -------------
        Total Stockholders' Equity (Deficiency)                                        1,493,843       (1,697,180)
                                                                                   -------------    -------------
        Total Liabilities and Stockholders' Equity (Deficiency)                    $   7,754,907    $   5,363,635
                                                                                   =============    =============



            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended       For the Nine Months Ended
                                                           September 30,                  September 30,
                                                   ----------------------------    ----------------------------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
                                                           (Unaudited)                     (Unaudited)

Revenues                                           $  2,404,772    $  1,994,192    $  6,747,027    $  5,889,049
Cost of revenues                                      1,446,157       1,447,420       4,125,403       4,368,869
                                                   ------------    ------------    ------------    ------------
Gross profit                                            958,615         546,772       2,621,624       1,520,180

Operating expenses:
 Selling, general and administrative expenses           681,043         526,246       1,873,778       1,612,120
 Depreciation and amortization                         191,308         132,688         516,714         409,195
 Impairment of customer list                              --           139,330            --           139,330
                                                  ------------    ------------    ------------    ------------
Total operating expenses                               872,351         798,264       2,390,492       2,160,645
                                                  ------------    ------------    ------------    ------------
Income (loss) from operations                           86,264        (251,492)        231,132        (640,465)

Other (income) expenses:
 Interest expense                                        83,043          78,876         269,736         237,654
 Gain on ATE settlement                                    --              --          (650,468)           --
 Other income                                              --              --              --            (1,856)
                                                   ------------    ------------    ------------    ------------
                                                         83,043          78,876        (380,732)        235,798
                                                   ------------    ------------    ------------    ------------
Net income (loss)                                  $      3,221    $   (330,368)   $    611,864    $   (876,263)

Preferred stock dividend                                (10,625)           --           (30,250)           --
                                                   ------------    ------------    ------------    ------------

Net gain (loss) applicable to common
stockholders                                       $     (7,404)   $   (330,368)   $    581,614    $   (876,263)
                                                   ============    ============    ============    ============

Basic net income (loss) per share
attributable to common stockholders                $      (0.00)   $      (0.02)   $        .03    $      (0.05)
                                                   ============    ============    ============    ============
Diluted net income (loss) per share
attributable to common stockholders                $      (0.00)   $      (0.02)   $        .03    $      (0.05)
                                                   ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                          20,287,285      17,987,899      18,897,401      18,113,411
                                                   ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                           20,287,285      17,987,899      19,641,473      18,113,411
                                                   ============    ============    ============    ============



         See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED September 30, 2005
                                   (Unaudited)


                                                          MSI Preferred Stock
                                                               Series A                   MSI Common Stock
                                                     ----------------------------    ----------------------------
                                                        Shares          Amount          Shares          Amount
                                                     ------------    ------------    ------------    ------------

Nine Months Ended September 30, 2005: (Unaudited)
-------------------------------------
Balance - December 31, 2004                               143,333    $        143      18,141,242    $     18,141
MSI preferred stock sold for cash                         139,839             140            --              --
MSI common stock sold for cash                               --              --         1,229,210           1,229
MSI common stock issued for ATE settlement                   --              --            60,746              61
MSI common stock issued for director fees                    --              --            21,750              22
MSI common stock returned by directors                       --              --           (20,000)            (20)
MSI common stock issued for debt conversions                 --              --         1,418,140           1,418
MSI common stock issued for acquisitions                     --              --           176,667             177
Preferred stock dividend                                     --              --              --              --

Net income                                                   --              --              --              --
                                                     ------------    ------------    ------------    ------------
Balance - September 30, 2005                              283,172    $        283      21,027,755    $     21,028
                                                     ============    ============    ============    ============



                                                      Additional
                                                        Paid-in       Accumulated     Treasury
                                                        Capital         Deficit         Stock           Total
                                                     ------------    ------------    ------------    ------------


Nine Months Ended September 30, 2005: (Unaudited)
-------------------------------------

Balance - December 31, 2004                          $ 21,595,614    $(23,293,078)   $    (18,000)   $ (1,697,180)
MSI preferred stock sold for cash                         203,618            --              --           203,758
MSI common stock sold for cash                            800,938            --              --           802,167
MSI common stock issued for ATE
  settlement                                               83,006            --              --            83,067
MSI common stock issued for director
  fees                                                     75,437            --              --            75,459
MSI common stock returned by directors                        (22)           --              --               (42)
MSI common stock issued for debt
  conversions                                           1,178,582            --              --         1,180,000
MSI common stock issued for
  acquisitions                                            264,823            --              --           265,000
Preferred stock dividend                                  (30,250)           --              --           (30,250)

Net income                                                   --           611,864            --           611,864
                                                     ------------    ------------    ------------    ------------

Balance - September 30, 2005                         $ 24,171,746    $(22,681,214)   $    (18,000)   $  1,493,843
                                                     ============    ============    ============    ============






            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Nine Months Ended
                                                               September 30,
                                                        --------------------------
                                                            2005           2004
                                                        -----------    -----------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                     $   611,864    $  (876,263)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                         516,714        409,195
      Impairment of customer list                              --          139,330
      Provision for bad debts                                33,000         36,000
      Gain on ATE settlement                               (650,468)          --
      Cancellation of accrued bonuses                          --         (144,500)
      Vendor settlements                                    (64,624)          --
      Write-off of accounts payable                         (39,000)        28,500
      Stock issued for director fees & other services        75,417           --
    Changes in assets (increase) decrease:
      Accounts receivable                                  (538,723)        51,764
      Supplies                                                4,634           (345)
      Prepaid expenses and other current assets             169,205        188,993
      Other non-current assets                                1,808        (50,656)
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities             (242,667)       246,168
                                                        -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                           (122,840)        28,186
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (135,439)      (261,803)
  Asset acquisition of Med-Con Waste Solutions, Inc.           --         (250,000)
  Asset acquisition of On Call Medical Waste, Ltd.         (375,000)          --
  Asset acquisition of Cooper Biomed, Ltd.                  (40,000)          --
                                                        -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                (550,439)      (511,803)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                     203,758           --
  Proceeds from sale of common stock                        802,167        130,000
  Proceeds from note payable - stockholder                  865,000      1,050,000
  Dividend on preferred stock                               (26,625)          --
  Payments on long-term obligations to stockholders        (244,406)      (375,954)
  Payments on advances to stockholders                      (97,266)       (10,126)
  Payments on long-term obligations to others              (238,871)      (205,502)
  Payments on long-term obligation to Med-Con               (86,099)          --
  Bank overdraft                                           (323,881)      (104,801)
                                                        -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES             853,777        483,617
                                                        -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   180,498           --

CASH AND CASH EQUIVALENTS - BEGINNING                          --             --
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS - END                         $   180,498    $      --
                                                        ===========    ===========


            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                            For the Nine Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                               2005           2004
                                                           ------------   ------------
                                                                   (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                            $    251,717   $    188,197
                                                           ============   ============
  Income taxes paid                                        $       --     $       --
                                                           ============   ============
  Issuance of notes payable for property & equipment       $    659,018   $       --
                                                           ============   ============
  Issuance of MSI common stock for Bray and Med-Con
    acquisition                                                    --     $    171,400
                                                           ============   ============
  Common stock reclaimed in connection to clawback
    provision regarding AmeriTech acquisition              $       --     $    254,433
                                                           ============   ============
  Notes issued to Med-Con Waste Solutions, Inc.            $       --     $    750,000
                                                           ============   ============

  Notes payable converted into MSI common stock            $    875,843   $       --
                                                           ============   ============
  Accrued salaries and related interest converted
    into MSI common stock and stock options                $    454,157   $       --
                                                           ============   ============
  Issuance of MSI common stock for On Call Medical Waste
    Service, Ltd. acquisition                              $    250,000   $       --
                                                           ============   ============
  Issuance of MSI common stock for Cooper Biomed, Ltd.
    acquisition                                            $     15,000   $       --
                                                           ============   ============
  Notes issued to On Call Medical Waste Service, Ltd.      $    625,000   $       --
                                                           ============   ============
  Notes issued to Cooper Biomed, Ltd.                      $     65,000   $       --
                                                           ============   ============
  Liabilities for acquisition costs - On Call Medical
    Waste Service, Ltd. and Cooper Biomed, Ltd.            $     35,500   $       --
                                                           ============   ============



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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed on April 15, 2005.

The accompanying consolidated financial statements include the accounts of the Company, its 99%-owned subsidiary, EMSI, and its wholly-owned subsidiaries, Sharps and Shred. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Goodwill and Intangible Assets
------------------------------

As of September 30, 2005, goodwill totaled $2,025,673. This amount is a result of four acquisitions where goodwill was recorded in each acquisition as part of the purchase price. With regard to the AmeriTech Environmental, Inc. ("ATE") acquisition, purchased on November 7, 2003, goodwill was recorded in the amount of $969,387. With regard to the B. Bray Medical Waste Service ("Bray") acquisition, purchased on January 1, 2004, goodwill was recorded in the amount of $3,600. Our third acquisition, Med-Con Waste Solutions, Inc. ("Med-Con"), was purchased on September 30, 2004 and goodwill was recorded in the amount of $522,186. Our fourth acquisition, On Call Medical Waste, Ltd. ("On Call"), was purchased on August 29, 2005 and goodwill was recorded in the amount of $530,500.

As of September 30, 2005, intangible assets were $1,495,510, net of amortization, and consisted almost entirely of customer lists recorded from the acquisitions mentioned above. All values assigned to customer list were derived by independent appraisals and were assigned lives of 5 years over which to amortize the assigned cost. Amortization expense of the customer list for each year will approximate $316,406. Both the goodwill and customer list values are subject to an annual impairment test.

As of September 30, 2005, the Company determined there was no impairment of its goodwill or intangible assets.


Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, that may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The
Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At September 30, 2005, no impairment exists.

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

                                                                   (in thousands)
                                              For the Three Months ended    For the Nine Months ended
                                                     September 30,                September 30,
                                              --------------------------   ---------------------------
                                                  2005           2004           2005           2004
                                              -----------    -----------    -----------    -----------
Net income (loss) attributable to common
stockholders, as reported                     $        (7)   $      (330)   $       582    $      (876)

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                    (80)          --             (148)           (97)
                                              --------------------------    --------------------------
Pro-forma net income (loss) under
fair value method - Basic                     $       (87)  $       (330)   $       434    $      (973)

Effect of dilutive securities
   Preferred Stock                                   --             --               30           --

   Convertible notes payable and advances
   interest expense                                  --             --               29           --
                                              --------------------------    --------------------------
Pro-forma net income (loss) under
fair value method - Dilutive                  $       (87)   $      (330)   $       493    $      (973)
                                              ==========================    ==========================
Net income (loss) per share attributable to
common stockholder - Basic                    $      0.00    $     (0.02)   $      0.03    $     (0.05)

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                  (0.00)         (0.00)         (0.01)         (0.00)
                                              --------------------------    --------------------------
Pro-forma loss per share attributable to
common stockholder- Basic                     $      0.00    $     (0.02)   $      0.02    $     (0.05)
                                              ==========================    ==========================
Net income (loss) per share attributable to
common stockholder- Diluted                   $      0.00    $     (0.02)   $      0.03    $     (0.05)

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                  (0.00)         (0.00)         (0.01)         (0.00)
                                              --------------------------    --------------------------
Pro-forma net income (loss) per share
attributable to common stockholder- Diluted   $      0.00    $     (0.02)   $      0.02    $     (0.05)
                                              ==========================    ==========================

------------------------------------

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the nine months ended September 30, 2005, 353,909 options were granted. During the nine months ended September 30, 2004, the Company granted 131,118 stock options to employees. For the options granted during the nine months ended September 30, 2005, the exercise prices of the stock options were either $.75 or $1.00 and vest immediately. The fair value of such options granted was $0.75. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of September 30, 2005 and December 31, 2004, was 622,027 and 268,118, respectively. In calculating the fair values of the stock options, the following assumptions were used:


                                                   YEAR                YEAR
                                               2005 GRANTS         2004 GRANTS

Dividend yield                                       --                --
Weighted average expected life:                  5 years             5 years
Weighted average risk-free interest rate           4.01%              3.27%
Expected volatility                               236.25%             80.39%

NOTE  3.  Going Concern

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

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment
("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The implementation of this pronouncement is not expected to have a material effect on the Company's financial statements.

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

In June 2005, the Emerging Issue Task Force ("EITF") reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's unaudited interim condensed consolidated financial statements.

In September 2005, the FASB ratified the EITF's Issue No.05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).

In September 2005, the FASB also ratified the EITF's Issue No.05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No.109, "Accounting for Income Taxes." The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

NOTE  5   Acquisitions

Med-Con Waste Solutions, Inc. ("Med-Con")

On September 30, 2004, we acquired certain assets including a customer list from Med-Con for a total purchase price of $1,149,000. The purchase price for the acquired assets was (i) $250,000 cash, (ii) a promissory note in the original principal amount of $500,000 bearing interest at a rate per annum of 7%, payable in 30 equal monthly installments of principal and interest with the first such installment due on January 1, 2005, (iii) a promissory note in the original principal amount of $250,000 with no interest, (iv) and 149,000 shares of the
Company's common stock, par value $.001 (the "Common Stock"), at $1.00 per share. The principal amount of the $500,000 promissory note was subject to adjustment depending upon the amount of revenues realized by the Company from the customer contracts acquired from Med-Con for the ensuing 90 days following the closing of the transaction. The Company assigned a value of $497,610, net of $153,780 purchase price adjustment, to the customer list acquired and established a useful life of five years over which to amortize the assigned cost. Amortization expense of the customer list for each year will approximate $99,522.

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

On May 18, 2005, the Company and Med-Con restructured the two notes payable that were in default. The agreement calls for the $346,220 note (originally $500,000) plus accrued interest of $10,000 to be paid in 48 equal monthly payments of $8,896, and an increase of the original interest rate from seven percent (7%) to eight (8%). With regard to the second note of $145,000 (originally $250,000), the agreement calls for 24 equal monthly installments of $6,691 with the note bearing interest at ten percent (10%). In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the modification to the debt agreement was not determined to be a substantial modification.

On Call Medical Waste Service, Ltd. ("On Call")
-----------------------------------------------

On August 29, 2005, we acquired certain assets including customer contracts from On Call for a total purchase price of $1,280,500. The purchase price for the acquired assets was (i) $375,000 cash, (ii) a promissory note in the original principal amount of $250,000 bearing interest at a rate per annum of 8%, payable in 24 equal monthly installments of principal and interest with the first such installment due on December 27, 2005, (iii) a promissory note in the original principal amount of $375,000, (see Note 14) with no interest, with the principal amount subject to adjustment if On Call fails to deliver consents to the assignment of its customer contracts acquired by the Company representing at least 90% of both the number of such customers and the aggregate revenues represented thereby within 90 days of the closing of the transaction (or 180 days of the closing of the transaction if On Call has delivered at least 75% but less than 90% of such contracts within 90 days of the closing of the transaction), and due on the fifth business day after the earlier to occur of the delivery of 90% of such contracts or an adjustment, (iv) 166,667 shares of Common Stock at $1.50 per share, and (v) $30,500 of transaction costs incurred by the Company. The principal amount of the $250,000 promissory note may be decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from On Call for the ensuing three months following the closing of the transaction. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders.

MedSolutions entered into a material acquisition for which the Company purchased the following assets in exchange for the amount paid.

           Purchase price:
             Cash paid                              $  375,000
             Promissory notes                          625,000
             Common stock, 166,667 shares              250,000
             Acquisition related costs                  30,500
                                                    ----------
             Total acquisition costs                $1,280,500
                                                    ==========

           Assets acquired:
             Accounts receivable, net               $   48,078
             Vehicles                                   57,500
             Preliminary allocation to customer
               list, to be amortized over 5 years      644,422
             Preliminary allocation to goodwill        530,500
                                                    ----------
             Total net assets acquired              $1,280,500
                                                    ==========

Results of operations of On Call have not been included in the consolidated financial statements for the three and nine month periods except for the month of September 2005 since the acquisition occurred on August 29, 2005. The purchase price may be adjusted for increases or decreases in revenues realized by the Company from the customer contracts acquired from On Call and for other expenses incurred in finalizing the acquisition.

Cooper Biomed, Ltd. ("Cooper")
------------------------------

On September 30, 2005, we acquired certain assets, principally customer contracts, from Cooper for a total purchase price of $125,000. The purchase price for the acquired assets was (i) $40,000 cash, (ii) a promissory note in the original principal amount of $40,000 with no interest, payable on the 5th business day after the earlier to occur of (a) the date on which Cooper has delivered executed customer contracts representing at least 90% of both its aggregate revenues and customers during the 12-month period immediately preceding the Closing Date, and has duly assigned such customer contracts to us, or (b) the date on which an adjustment occurs, (iii) a promissory note in the original principal amount of $25,000 , without interest, payable in one installment of principal in the amount of $25,000 due on the 120th day after the Closing Date subject to adjustment, (iv) 10,000 shares of Common Stock at $1.50 per share, (v) and $5,000 of transaction costs incurred by the Company. The principal amount of the $25,000 promissory note may be decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from Cooper for the ensuing three months following the closing of the transaction. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders.


NOTE  5   Acquisitions (continued)

Pro forma Results (unaudited)
-----------------------------

The following table presents the unaudited combined results of operations of the Company, and its acquisitions:

                                            (1)                       (2)

                                    Pro forma Combined        Pro forma Combined
                               for the Nine Months Ended  for the Nine Months Ended
                                   September 30, 2005         September 30, 2004

Revenues:
  Net Sales                            $ 7,147,491                $  6,548,537
                                       ===========                ============
  Net income (loss)                    $   534,727                $ (1,119,356)
                                       ===========                ============
  Net income per share - Basic                0.03                       (0.06)
                                       ===========                ============

  Weighted average common
  shares outstanding - Basic
  and Diluted                           19,064,068                  18,432,713
                                       ===========                ============

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of the beginning of fiscal year 2005 and 2004, nor are they necessarily indicative of future consolidated results.


(1) This column represents the unaudited combined results of the Company and On Call as if they had been combined from the beginning of 2005. The results have been adjusted to account for the amortization of customer list and the issuance of promissory notes.


(2) This column represents the unaudited combined results of the Company and Med-con as if they had been combined from the beginning of 2004. The results have been adjusted to account for the amortization of customer list and the issuance of promissory notes.


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

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding unless such combination of shares and dilutive securities were determined to be anti-dilutive. The numerator and denominator for basic and diluted earnings per share ("EPS") consist of the following:


                                                               Three Months     Three Months      Nine Months      Nine Months
                                                                   Ended            Ended            Ended            Ended
                                                               September 30,    September 30,    September 30,    September 30,
                                                                    2005             2004             2005             2004
                                                               -------------    -------------    -------------    -------------
Numerator:
   Net income (loss)                                           $       3,221    $    (330,368)   $     611,864    $    (876,263)
   Convertible preferred stock dividends                             (10,625)            --            (30,250)            --
   Numerator for basic earnings per share - income             -------------    -------------    -------------    -------------
     available to common stockholders                                 (7,404)        (330,368)         581,614         (876,263)

   Effect of dilutive securities:
     Preferred stock dividends                                          --               --             30,250             --
     Convertible notes payable and advances interest expense            --               --             28,956             --
                                                               -------------    -------------    -------------    -------------
                                                                        --               --             59,206             --
                                                               -------------    -------------    -------------    -------------
      Numerator for diluted earnings per share - income
available to common stockholders after assumed conversions     $      (7,404)   $    (330,368)   $     640,820    $    (876,263)

Denominator:
   Denominator for basic earnings per share - weighted
average shares                                                    20,287,285       17,987,899       18,897,401       18,113,411

   Effect of dilutive securities:
     Convertible accrued salaries                                       --               --             61,189             --
     Preferred convertible stock                                        --               --            239,527             --
     Convertible debentures and unpaid interest                         --               --             57,439             --
     Note payable to stockholders and accrued interest                  --               --            207,364             --
     Advances from stockholders                                         --               --            178,553             --
                                                               -------------    -------------    -------------    -------------
        Total potentially dilutive securities                           --               --            774,072             --

Denominator for diluted earnings per share - adjusted
weighted average shares and assumed conversions                   20,287,285       17,987,899       19,641,473       18,113,411
                                                               =============    =============    =============    =============
Basic earnings per share                                       $        0.00    $       (0.02)   $        0.03    $       (0.05)
                                                               =============    =============    =============    =============
Diluted earnings per share                                     $        0.00    $       (0.02)   $        0.03    $       (0.05)
                                                               =============    =============    =============    =============


For the three months ended September 30, 2005 and 2004, common stock equivalents totaling 622,027 and 2,050,780, respectively, that consisted of options, convertible accrued wages and convertible securities were not included in the calculation of diluted net income (loss) per share because the effect was anti-dilutive.

For the nine months ended September 30, 2005, 622,027 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the nine months ended September 30, 2004, common stock equivalents totaling 2,050,780 that consisted of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

NOTE 7.  Litigation

On November 3, 2003, we reached a settlement agreement with a bonding company as a result of the bonding company's Motion for Summary Judgment being granted and a judgment in the amount of approximately $295,000 being entered against us. To pay the judgment, the settlement agreement called for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, includes the remaining liability to the bonding company of $53,023 and $106,046, respectively. The Company is in default because it has not paid the final installment as of November 7, 2005 in the amount of $53,023. The Company plans on paying the final payment by December 31, 2005.

At September 30, 2005 and December 31, 2004, total liabilities recorded for litigation were $99,810 and $212,989, respectively.

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



                      Fixed Facility
                        Maintenance         Capital         Variable
    Contract Years      and Use Fee       Renewal Fee       Usage Fee
    --------------    --------------      -----------       ---------
                                                        (Based on waste
                                                          incinerated)

         2001            $ 17,500          $ 10,833        $.005 per lb.
         2002            $ 18,500          $ 20,208        $.005 per lb.
         2003            $ 19,500          $ 27,159        $.005 per lb.
         2004            $ 12,500          $ 30,290        $.005 per lb.
         2005            $ 12,500          $ 32,557        $.005 per lb.

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

NOTE 9.  Accrued Liabilities

            Accrued liabilities consist of the following:
                                                   September 30,    December 31,
                                                   -------------   -------------

                                                        2005            2004
                                                   -------------   -------------
                                                    (Unaudited)

            Salaries                               $      90,824   $     486,373
            Payroll and other taxes                      133,545         440,207
            Royalty obligation                             5,000           5,000
            Interest                                     113,220         173,141
            Processing charges                           454,680         100,131
            Insurance                                    335,475         206,824
            Other accrued liabilities                    338,577         329,388
                                                   -------------   -------------
                                                   $   1,471,321   $   1,741,064
                                                   =============   =============

NOTE 10. Promissory Notes

On June 30, 2005, a stockholder converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt owed to the stockholder totaled $488,149 and was combined into one convertible promissory note with similar terms. The note is payable in 25 monthly installments of $21,711 and accrues interest at 10% per year.

On June 30, 2005, another stockholder converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt including accrued interest owed to the stockholder totaled $23,728 and was combined into one promissory note. The note is payable in 12 monthly installments of $2,086 and accrues interest at 10% per year.

NOTE 11. Stockholders' Equity

During the nine months ended September 30, 2005, the Company issued 139,839 shares of Series A Preferred Stock for net proceeds of $203,758 in connection with a Private Placement Memorandum ("Memorandum") titled the Acquisition and Expansion Fund II and dated October 1, 2004. The terms of the Memorandum call for the Company to sell to accredited investors Series A 10% Convertible Preferred Stock, par value of $.001 ("Series A Preferred Stock"), and Series B 8% Convertible Preferred Stock, par value of $.001 ("Series B Preferred Stock"). The Series A Preferred Stock is being sold at a minimum of 10,000 shares and a maximum 500,000 shares at a $1.50 per share. After the Company has accepted subscriptions for 500,000 shares of Series A Preferred Stock, up to 600,000 shares of Series B Preferred Stock are being offered at $1.75 per share. Each outstanding share of Preferred Stock will automatically convert on the second anniversary of the issuance of the Preferred Stock into one share of Common Stock, subject to certain anti-dilution protections.

During the nine months ended September 30, 2005, the Company sold 1,229,210 shares of its Common Stock to existing stockholders and a new stockholder for net proceeds of $844,210.

On February 11, 2005, a settlement was reached between AmeriTech Environmental, Inc. ("ATE") and the Company due to numerous disputes and disagreements that arose in relation to ATE's representations in the asset purchase agreement. The settlement called for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each which shall begin at the time that ATE delivers audited financial statements of ATE's books and records for the nine-month period ended September 30, 2003 that will allow the Company to comply with our Form 8-K reporting requirements with the United States Securities and Exchange Commission ("SEC"). The resulting settlement allowed us to record a gain of $650,468 from extinguishment of debt and from the return of stock previously issued to ATE during the nine months ended September 30, 2005. On May 2, 2005, ATE and the Company entered an amendment to the settlement dated February 11, 2005. The amendment allowed for the Company to issue to ATE 150,000 shares of the Company's common stock at $1.00 per share in full extinguishment of the $150,000 promissory note owed to ATE. The net result of these settlements was the issuance of 60,746 shares of common stock to ATE valued at $83,067.

On June 30, 2005, four shareholders of the Company converted a total amount of $1,063,604 in debt, accrued salaries and related accrued interest into 1,418,140 shares of Common Stock. Also, on June 30, 2005, the Company issued 155,195 stock options, exercisable at $0.75 per share, to two shareholders and settled $116,396 in accrued salaries and related accrued interest.

Tate Investments, LLC

On July 15, 2005, the Company entered into a definitive Investment Agreement (the "Investment Agreement") with Tate Investments, LLC, a Wisconsin limited liability company (the "Investor").

Promissory Note

Pursuant to the terms of the Investment Agreement, the Investor has committed to lend up to $1,000,000 to the Company according to the terms of a 10% Senior Secured Promissory Note (the "Note") dated as of July 15, 2005. The Note is secured by the Company's and its subsidiaries' accounts receivable and by a second-lien deed of trust mortgage on the Company's Garland, Texas facility pursuant to the terms of a General Business Security Agreement and a Deed of Trust, respectively, each dated as of July 15, 2005. All outstanding amounts under the Note bear interest at the rate of 10% per year, unless the Company is in default pursuant to the terms of the Investment Agreement, in which event all outstanding amounts under the Note will bear interest at a rate equal to the prime rate as published in the Wall Street Journal from time to time plus 8%. Pursuant to the terms of the Note, the Company initially borrowed $300,000 from the Investor (the "Initial Advance"), which is repayable to the Investor in three equal monthly installments of interest only commencing August 14, 2005 and 12 equal monthly installments of principal and interest commencing thereafter. The Company may draw additional advances ("Additional Advances") against the Note through October 15, 2006 for up to an aggregate outstanding amount of $1,000,000 if it satisfies certain conditions precedent as specified in the Investment Agreement. Additional Advances must be repaid by the Company in 35 monthly payments of interest only with a final installment equal to the then-outstanding aggregate principal amount under the Note and any accrued but unpaid interest thereon due on the third anniversary of the date of the first Additional Advance. Any principal repaid under the Note may not be redrawn, except that the amount of the Initial Advance which if repaid when due will be reinstated and available for draws as Additional Advances under the Note. The Company has drawn $715,000 against the Note through November 21, 2005 and has repaid $25,000 of principal plus accrued interest on November 15, 2005 in accordance with the terms of the Note, thereby allowing $310,000 available for future acquisitions pursuant to the terms of the Investment Agreement.

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

Subscription Agreement

Also pursuant to the terms of the Investment Agreement, the Investor has committed to purchase, and the Company has committed to sell, up to $1,000,000 of its Common Stock to the Investor at the initial purchase price of $0.65 per share pursuant to the terms of a Subscription Agreement (the "Subscription Agreement") dated as of July 15, 2005. This initial purchase price is subject to certain anti-dilution protections as set forth in the Investment Agreement. Pursuant to the terms of the Subscription Agreement, the Company made an initial capital call for the purchase of, and the Investor initially purchased, 461,539 shares of Common Stock from the Company at the purchase price of $0.65 per share, for an aggregate purchase price of $300,000 (the "Initial Capital Call"). The Company may make additional capital calls ("Additional Capital Calls") pursuant to the Subscription Agreement through September 30, 2006 for up to an aggregate purchase price of $1,000,000 if it satisfies certain conditions precedent as specified in the Investment Agreement. The Investor has purchased 1,100,000 shares of Common Stock pursuant to the Subscription Agreement through November 21, 2005.

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

NOTE 12. Related Party Transactions

For the nine months ended September 30, 2005 and 2004, the Company accrued interest expense to related parties in the amount of $192,257 and $121,312, respectively.

NOTE 13.  Payroll Tax Delinquency

At September 30, 2005, unpaid payroll taxes owed to the Internal Revenue Service ("IRS") amounted to approximately $24,000 including penalties and interest. The IRS filed a federal tax lien against the Company's operating subsidiary EMSI on September 14, 2005 in the amount of $17,691. The Company is paying monthly installments of $6,000 to the IRS to satisfy all amounts owed and anticipates it will have all unpaid taxes paid by December 31, 2005.

NOTE 14.  Purchase of Houston, Texas Property

On August 3, 2005, the Company, through its subsidiary EMSI, purchased a building located in Houston, Texas which it was leasing for use as offices and a warehouse. The purchased property is adjacent to land owned by EMSI which is being used as a transfer station. The total purchase price, including transactions costs, was approximately $350,000 and is financed by a promissory note to a bank in the amount of $325,000, payable in 60 monthly installments of $3,656 based upon a straight line amortization of 240 payments and accrues interest per annum at the prime rate as published in the Wall Street Journal from time to time plus 2%. The promissory note has a maturity date of August 3, 2010 and is secured by a first lien deed of trust on the building and the adjacent land already owned by EMSI. The promissory note is personally guaranteed by our President and Chief Executive Officer.


NOTE 15. Subsequent Event

On October 7, 2005, the Company issued a promissory note in the amount of $375,000 to On Call in full extinguishment of the promissory note issued in the amount of $375,000 on August 29, 2005 as part of the purchase price to purchase certain assets including their customer contracts. This new promissory note accrues interest at 10% and such accrued interest is paid monthly on the 7th of each month beginning November 7, 2005. The promissory note matures and is payable on February 7, 2006 in which all principal and accrued interest will be due and payable.

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

         Our revenues were $6,747,027 for the nine months ended September 30, 2005 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small quantity generators" or "SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium quantity generators" or "MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large quantity generators" or "LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with SQG's generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with MQG's and LQG's, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At September 30, 2005, we served approximately 6,500 customers.


Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)
==============================================================================================================
                                                    For the Three Months Ended       For the Nine Months Ended
                                                           September 30,                  September 30,
                                                   ----------------------------    ----------------------------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
                                                           (Unaudited)                     (Unaudited)

Revenues                                           $  2,404,772    $  1,994,192    $  6,747,027    $  5,889,049
Cost of revenues                                      1,446,157       1,447,420       4,125,403       4,368,869
                                                   ------------    ------------    ------------    ------------
Gross profit                                            958,615         546,772       2,621,624       1,520,180

Operating expenses:
 Selling, general and administrative expenses          681,043         526,246       1,873,778       1,612,120
 Depreciation and amortization                         191,308         132,688         516,714         409,195
 Impairment of customer list                              --           139,330            --           139,330
                                                  ------------    ------------    ------------    ------------
Total operating expenses                               872,351         798,264       2,390,492       2,160,645
                                                  ------------    ------------    ------------    ------------
Income (loss) from operations                           86,264        (251,492)        231,132        (640,465)

Other (income) expenses:
 Interest expense                                        83,043          78,876         269,736         237,654
 Gain on ATE settlement                                    --              --          (650,468)           --
 Other income                                              --              --              --            (1,856)
                                                   ------------    ------------    ------------    ------------
                                                         83,043          78,876        (380,732)        235,798
                                                   ------------    ------------    ------------    ------------
Net income (loss)                                 $      3,221    $   (330,368)   $    611,864    $   (876,263)

Preferred stock dividend                               (10,625)           --           (30,250)           --
                                                  ------------    ------------    ------------    ------------

Net gain (loss) applicable to common
stockholders                                      $     (7,404)   $   (330,368)   $    581,614    $   (876,263)
                                                  ============    ============    ============    ============

Basic net income (loss) per share
attributable to common stockholders               $      (0.00)   $      (0.02)   $        .03    $      (0.05)
                                                  ============    ============    ============    ============
Diluted net income (loss) per share
attributable to common stockholders               $      (0.00)   $      (0.02)   $        .03    $      (0.05)
                                                  ============    ============    ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                         20,287,285      17,987,899      18,897,401      18,113,411
                                                  ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                          20,287,285      17,987,899      19,641,474      18,113,411
                                                  ============    ============    ============    ============
EBITDA (1)                                        $    277,572    $     20,526    $  1,398,314    $    (90,084)
                                                  ============    ============    ============    ============

==============================================================================================================

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

EBITDA is calculated as follows:

Net income (loss)            $    3,221   $ (330,368)   $  611,864   $ (876,263)
Interest expense                 83,043       78,876       269,736      237,654
Depreciation expense            191,308      132,688       516,714      409,195
Impairment of customer list        --        139,330          --        139,330
                             ----------   ----------    ----------   ----------
EBITDA                       $  277,572   $   20,526    $1,398,314   $  (90,084)
                             ==========   ==========    ==========   ==========

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

         Revenues. Our revenues increased $410,580, or 20.6% to $2,404,772 during the three months ended September 30, 2005 from $1,994,192 during the three months ended September 30, 2004. The increase in revenue from 2004 was primarily due to approximately $182,000 of additional revenue realized from our acquisition of the business of Med-Con and approximately $60,000 of new revenue from the On Call acquisition. Other increases to revenues in 2005 were from fuel surcharge and annual price increases.

         Cost of Revenues. Our cost of revenues decreased $1,263 or 0.0% to $1,446,157 during the three months ended September 30, 2005 from $1,447,420 during the three months ended September 30, 2004. Gross margin for the Company during the three months ended September 30, 2005 increased to 39.9% compared to 27.4% for the three months ended September 30, 2004. The primary cause for the increase in gross margin is due to the savings of box container costs from efforts in transferring our LQG customers to using reusable containers and decreased transportation costs in 2005 from using the UTMB facility to process waste from our south Texas customers versus hauling the same waste to our Garland facility. Offsetting these decreases in costs were increases in our fuel costs of approximately $40,000 during the three months ended September 30, 2005 versus the three months ended September 30, 2005.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $154,797 or 29.4% to $681,043 during the three month period ended September 30, 2005 from $526,246 during the three months ended September 30, 2004. Primary causes for the increase were higher payroll costs for sales and administrative functions as a result of an increased sales force and higher legal and accounting fees due to the Company's acquisitions and closing the Investment Agreement during the three months ended September 30, 2005.

         Depreciation and amortization. Depreciation and amortization increased by $58,620 or 44.2% to $191,308 for the three months ended September 30, 2005 from $132,688 during the three months ended September 30, 2004. The increase was due primarily to increases in fixed assets such as containers and capital equipment, and intangible assets resulting from the acquisitions mentioned earlier.

         Interest expense. Our interest expense increased by $4,167 or 5.3% to $83,043 for the three month period ended September 30, 2005 from $78,876 for the three month period ended September 30, 2004.

         Net income (loss). Net income was $3,221 during the three months ended September 30, 2005 compared to a net loss of $330,368 during the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

         Revenues. Our revenues increased $857,978 or 14.6% to $6,747,027 during the nine months ended September 30, 2005 from $5,889,049 during the nine months ended September 30, 2004. The increase in revenue from 2004 was contributed in part by the approximately $577,000 of additional revenue realized from our acquisition of the business of Med-Con, effective September 30, 2004 and from approximately $60,000 of additional revenue realized from our acquisition of the business of On Call, effective August 29, 2005. Other increases to revenue were a result of implementing within our customer billing fuel surcharges, annual fees, a regulatory compliance fee and also container recovery fees for those customers that use corrugated boxes versus reusable containers. All price increases and fee charges are provided under our customer contracts.

         Cost of Revenues. Our cost of revenues decreased $243,466 or 5.6% to $4,125,403 during the nine months ended September 30, 2005 from $4,368,869 during the nine months ended September 30, 2004. Approximately $140,000 of the decrease was in container costs from efforts in transferring LQG customers to using reusable containers versus corrugated boxes for disposing their waste. Other decreases were due to the ceasing of using an outside disposal facility in 2004 that increased our processing expense by approximately $100,000 for the nine month period ended September 30, 2004. Other reductions included $60,000 in transportation expense achieved by processing waste in south Texas collected from our south Texas customers using the UTMB autoclave versus hauling this same waste to our north Texas Garland facility for processing and disposal as was done in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (continued)

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $261,658, or 16.2% to $1,873,778 during the nine months ended September 30, 2005 from $1,612,120 during the nine months ended September 30, 2004. For the nine months ended September 30, 2004, S,G & A expenses were reduced due to a bonus expense reversal in January 2004 in the amount of $144,500 for employees electing to decline the bonus and others who have since left the Company and thereby forfeited their bonus. As mentioned above, primary causes for the increase were higher payroll costs for sales and administrative functions as a result of an increased sales force and higher legal and accounting fees due to the Company's acquisitions and closing the Investment Agreement incurred during the three months ended September 30, 2005.

         Depreciation and Amortization. Depreciation and amortization increased by $107,519 or 26.3% to $516,714 during the nine months ended September 30, 2005 from $409,195 during the nine months ended September 30, 2004. The primary cause for the increase was from depreciation expense resulting from the purchases of fixed assets mainly in equipment and improvements for our Garland facility offset by reductions in the carrying value of the customer list related to the ATE acquisition as a result of the impairment recorded in 2004.

         Interest expense. Our interest expense increased $32,082 or 13.5% to $269,736 during the nine months ended September 30, 2005 from $237,654 during the nine months ended September 30, 2004. Interest expense primarily increased because of the increase in stockholder loans throughout 2004 and during the six months ended June 30, 2005 whose funds were used to finance the Med-Con acquisition and to provide working capital.

         Other Income. Other income of $650,468 consists of the gain recorded on February 11, 2005 resulting from a settlement that was reached between ATE and the Company due to numerous disputes and disagreements that arose in relation to ATE's representations in the asset purchase agreement dated November 7, 2003. The gain was recorded due to the extinguishment of $600,000 in debt owed to ATE and from the reduction of 89,234 shares of MSI common stock previously issued to ATE and valued at $69,933, less write-offs of $19,465 related to certain ATE assets.

         Net income. Net income was $611,864 for the nine months ended September 30, 2005 compared to a net loss of $876,263 during the nine months ended September 30, 2004.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, proceeds from sales of our Common Stock and Preferred Stock through private offerings to certain individuals, primarily existing stockholders, and proceeds from loans and advances received from certain stockholders. Revenues during the six months ended September 30, 2005 were approximately $95,000 per month higher than the comparable monthly average revenue for 2004. The principal uses of liquidity are payments for labor, material and expenses, and debt, litigation and lease obligations to carry out our regulated medical waste management services.

         Historically, we have met our cash requirements from a combination of revenues from operations (which by themselves have been insufficient to meet such requirements), shareholder loans and advances, and proceeds from the sale of our debt and equity securities.

Going concern
-------------

         As  indicated  by  the  Company's  year  end   consolidated   financial
statements, the Company incurred consolidated net losses of $992,634 and $957,757 for the years ended December 31, 2004 and 2003, respectively.
Additionally, the Company has significant deficits in working capital at September 30, 2005 and December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

History of negative cash flow
-----------------------------

         Historically, stockholders of the Company have funded cash flow deficits. However, the stockholders are under no specific funding obligation. As a means of providing working capital and funding for a proposed financing, the Company has received, from private placements of the Company's Preferred Stock and Common Stock, $1,005,925, net of issuance costs, for the nine months ended September 30, 2005, and $345,000 and $864,501 during the years ended December 31, 2004 and 2003, respectively. Included in the amount of $1,053,968 received from private placements in 2005, the Company received $1,430,000 split between 50% debt and 50% equity from an investor resulting from a $2,000,000 commitment on July 15, 2005, whose funds were used for working capital needs and for the purchase of certain assets comprised mainly of customer contracts from the acquisitions of On Call and Cooper. The remaining $570,000 plus $300,000 of repaid advances related to the debt may be used to fund cash portions of acquisition targets that will be acquired specifically to increase cash flow, net income and stockholder's equity.

Litigation
----------

         On November 3, 2003, we reached a settlement agreement with a bonding company as a result of the bonding company's Motion for Summary Judgment being granted and a judgment in the amount of approximately $295,000 being entered against us. To pay the judgment, the settlement agreement called for an immediate payment of $100,000 and the remaining balance of $212,093 to be paid in four equal installments of $53,023 beginning May 7, 2004 and continuing thereafter every six months until fully paid. The accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively, includes the remaining liability to the bonding company of $53,023. The Company is in default as of November 15, 2005 for the final November 7, 2005 payment. The Company plans on paying the final payment by December 31, 2005.

At September 30, 2005 and December 31, 2004, total liabilities recorded for litigation were $99,810 and $212,989, respectively.

The Company is also subject to various other matters of litigation during its normal course of operations. Management believes that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


Discussion of Liquidity


September 30, 2005 Compared to December 31, 2004

         At September 30, 2005, our working capital deficit was $2,138,634 compared to a working capital deficit of $4,452,202 at December 31, 2004, a favorable increase of $2,313,568 for the nine month period ended September 30, 2005. The increase in working capital was primarily due to the conversion of debt held by certain stockholders in the amount of $1,180,000 that converted into shares of Common Stock at $0.75 per share. Other increases in working capital were from the extinguishment of debt which was owed to ATE as a result of the settlement between ATE and the Company and from an increase in accounts receivable and a decrease in our bank overdraft offset by decreases in prepaid expenses.

September 30, 2005 Compared to September 30, 2004

         Net cash used in operating activities was $(122,840) during the nine months ended September 30, 2005 compared to cash provided by operating activites of $28,186 during the nine months ended September 30, 2004. The increase in cash used reflects net income offset by the ATE settlement, increases in accounts receivable, decreases in accounts payable and accrued liabilities but offset by a decrease in prepaid expenses.

         Net cash used in investing activities during the nine months ended September 30, 2005 was $(550,439) attributable to additions to property and equipment plus funds used to purchase certain assets including customer contracts from On Call and Cooper compared to $(511,803) during the nine months ended September 30, 2004.

         Net cash provided by financing activities was $853,777 during the nine months ended September 30, 2005, compared to $483,617 during the nine months ended September 30, 2004. The Company's financing activities consist primarily of sales of Preferred Stock and Common Stock and stockholder loans. Net proceeds from the sale of Preferred Stock and Common Stock were $1,005,925, net of issuance costs, during the nine months ended September 30, 2005 compared to $130,000 during the nine months ended September 30, 2004, and the proceeds from stockholder loans amounting to $865,000 for the nine months ended September 30, 2005 compared to $1,050,000 for the same period ended September 30, 2004. Payments on shareholder advances and long-term obligations decreased in 2005 to $494,444 from $591,582 during the nine months ended September 30, 2004. This decrease was primarily caused by two of our shareholders agreeing to permit the Company to pay interest only on their promissory notes owed by the Company for the nine months ended September 30, 2005. This agreement allowed the Company to save approximately $140,000 in cash during this period.

         Net cash increased to $180,498 between the nine months ended September 30, 2005 and September 30, 2004, respectively.


Other Liquidity Matters

         At December 31, 2004, our long-term obligations were $2,742,456, including bank debt of $213,198, notes payable to stockholders totaling $1,539,976, notes payable to Med-Con totaling $467,820, installment notes on equipment of $308,473 and liabilities for the settlement of the Smart Jobs and Surety Bond litigation matters in the aggregate amount of $212,989.

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

         Throughout 2004, one of our stockholders loaned the Company a total amount of $1,000,000. The initial loan of $500,000 was funded on March 7, 2004. The proceeds of the note were used for working capital purposes. The note was payable in 36 equal monthly installments of $16,133 and accrued interest at 10% per year. The note was convertible into Common Stock at the rate of $0.75 per share based on the principal and interest outstanding at the time of conversion and subject to anti-dilution provisions. On July 7, 2004, this same stockholder provided a second loan in the amount of $250,000 to the Company. The proceeds of the note were used to pay the Company's second quarter 2005 payroll taxes to the IRS in the amount of $158,832 and the remaining amount for working capital purposes. The note was payable in 36 monthly installments of $8,333 and accrued interest per annum at the prime rate as published in the Wall Street Journal plus 8% (as of March 15, 2005, the interest rate was 13.50%). On September 27, 2004, this same stockholder provided a third loan in the amount of $150,000 to the Company. The proceeds of the note were used to purchase certain assets of the Med-Con acquisition. The note was payable in 34 monthly installments of $5,280 and accrued interest per annum at the prime rate as published in the Wall Street Journal plus 8%. On December 6, 2004, this same stockholder provided a fourth loan in the amount of $100,000 to the Company. The proceeds of the note were used for working capital purposes. The note was payable in 29 monthly installments of $4,060 and accrued interest per annum at the prime rate as published in the Wall Street Journal plus 8%.

         On June 30, 2005, this stockholder converted $350,000 of his debt owed by the Company into shares of Common Stock at $0.75 per share. The remaining amount of debt owed to the stockholder totaled $488,149 and was combined into one convertible promissory note with similar terms. The note is payable in 25 monthly installments of $21,711 and accrues interest at 10% per year. This loan is secured by a second lien deed of trust on the Company's Garland, Texas plant.

         On November 7, 2003, two stockholders of the Company each loaned $200,000 to the Company to assist with the funding of the ATE acquisition. These notes payable to the stockholders accrued interest at the rate of 10 percent per annum and were payable as follows: As to the first stockholder, the note was paid in full in 2004. As to the second stockholder, the note, including other funds advanced to the Company, was payable monthly commencing December 7, 2003 for a period of 36 months. The total monthly payment amount was $7,684. The second stockholder loaned an additional $150,000 to the Company on September 29, 2004. The proceeds of the note were used to purchase certain assets in the Med-Con acquisition. The loans were secured by a second lien deed of trust on the Garland, Texas plant.

         On June 30, 2005, this stockholder converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt including accrued interest owed to the stockholder totaled
$23,728 and was combined into one convertible promissory note. The note is payable in 12 monthly installments of $2,086 and accrues interest at 10% per year.

         The Company is obligated under various installment notes payable and capital leases for the purchase of equipment and software. The notes, which bear interest at rates ranging from 7.0% to 16.1% per year, are due at various dates through September 30, 2010 and are payable in monthly installments of approximately $16,152 in the aggregate consisting of principal and interest. The equipment acquired collateralizes the notes.

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


Material Commitments For Capital Expenditures

         Outside of the purchase of our Houston building on August 3, 2005 as discussed previously, we currently have no other significant commitments for capital expenditures. However, we are currently planning to expand our business through a series of business acquisitions and have secured a commitment from an investor that will fund up to $870,000 (including funds of $300,000 from debt repayments) remaining from a $2,000,000 initial commitment used to fund the cash portions of the purchase prices of any such future acquisitions.

Other Matters

         During the nine months ended September 30, 2005, the Company issued 139,839 shares of Series A Preferred Stock for a total consideration of $203,758 in connection with a Private Placement Memorandum ("Memorandum") titled the Acquisition and Expansion Fund II and dated October 1, 2004. The terms of the Memorandum call for the Company to sell to accredited investors Series A Preferred Stock and Series B Preferred Stock. The Series A Preferred Stock is being sold at a minimum of 10,000 shares and a maximum 500,000 shares at a $1.50 per share. After the Company has accepted subscriptions for 500,000 shares of Series A Preferred Stock, up to 600,000 shares of Series B Preferred Stock are being offered at $1.75 per share. Each outstanding share of Preferred Stock will automatically convert on the second anniversary of the issuance of the Preferred Stock into one share of Common Stock, subject to certain anti-dilution protections.

         During the nine months ended September 30, 2005, the Company sold 1,229,210 shares of its Common Stock to existing stockholders for a total consideration of $844,210, not including issuance costs.

Recently Issued Accounting Standards

         The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The implementation of this pronouncement is not expected to have a material effect on the Company's financial statements.

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

         For the nine month period ended September 30, 2005, the Company recorded an expense of $212,183 with regard to the operating lease for our transportation equipment and the same amount was included as a cash outlay in our statement of cash flow. The Company recorded $63,488 as an expense for the nine month period ended September 30, 2005 with regard to our corporate headquarter lease, of which $22,934 was not included in our statement of cash flow as a cash expense because this amount was accrued. No revenue was realized as a result of these operating leases.

Item 3.  Controls and Procedures

         (a)  Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective.

         (b)  Changes in Internal Controls Over Financial Reporting

         During the nine months ended September 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, we issued 1,100,000 shares of Common Stock for a total of $715,000. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of preferred and common stock were accredited investors. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on September 15, 2005, the following items were voted on by the Stockholders:

1. To approve the Election of Directors:

                           Votes For                 Votes Withheld
                           ----------                --------------
Mark M. Altenau            13,385,611                63,447
Ajit S. Brar               13,385,611                63,447
Matthew H.  Fleeger        13,385,611                63,447
David Mack                 13,385,611                63,447
Winship B. Moody, Sr.      13,385,611                63,447


2. To ratify the appointment of Marcum & Kliegman, LLP as the Company's independent public accountants for 2005:

         Votes For         Votes Against             Abstentions
         ------------      -----------------         ---------------
         13,367,449        30,912                    58,697

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

       10.15 Employment Agreement dated March 1, 2005 between the Company and Alan Larosee.*

       10.16 Promissory Note dated June 30, 2005 by the Company to Ajit S. Brar for $488,149.(filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

       10.17 Promissory Note dated June 30, 2005 by the Company to Winship Moody for $23,728(filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

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

       10.21 Loan Agreement dated as of July 29, 2005 between EnviroClean Management Services, Inc. and Park Cities Bank.**

       10.22 Promissory Note dated as of July 29, 2005 issued by EnviroClean Management Services, Inc. to Park Cities Bank for $325,000.**

       10.23 Asset Purchase Agreement dated as of August 29, 2005, by and between MedSolutions, Inc. and On Call Medical Waste Service, Ltd. (filed as
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2005, and incorporated herein by reference).

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


                                   MEDSOLUTIONS, INC.


Dated:  November 21, 2005          By: /S/  Matthew H. Fleeger
                                      ------------------------------------------
                                      Matthew H. Fleeger, President,
                                      Chief Executive Officer


Dated:  November 21, 2005          By: /S/  J. Steven Evans
                                      ------------------------------------------
                                      J. Steven Evans, Vice President of Finance

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

       10.15 Employment Agreement dated March 1, 2005 between the Company and Alan Larosee.*

       10.16 Promissory Note dated June 30, 2005 by the Company to Ajit S. Brar for $488,149.(filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

       10.17 Promissory Note dated June 30, 2005 by the Company to Winship Moody for $23,728(filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

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

       10.21 Loan Agreement dated as of July 29, 2005 between EnviroClean Management Services, Inc. and Park Cities Bank.**

       10.22 Promissory Note dated as of July 29, 2005 issued by EnviroClean Management Services, Inc. to Park Cities Bank for $325,000.**

       10.23 Asset Purchase Agreement dated as of August 29, 2005, by and between MedSolutions, Inc. and On Call Medical Waste Service, Ltd. (filed as
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2005, and incorporated herein by reference).

       31.1 Certification of Principal Executive Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

       31.2 Certification of Principal Financial Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). **

       32.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **

       32.2 Certification of Principal Financial Officer of MedSolutions, Inc. Pursuant to 18 U.S.C. Section 1350. **
---------------
         (*) Denotes a management contract or compensatory plan or arrangement. (+) Confidential treatment was requested with respect to certain portions of this exhibit. Omitted portions were filed separately with the SEC at the time the exhibit was filed.
         (**) Filed herewith.