Form 10KSB
period 2005-12-31
MEDSOLUTIONS INC
filed 2006-04-17
CIK 1144870

================================================================================
    As filed with the Securities and Exchange Commission on April 17, 2006.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------

                                   FORM 10-KSB

{X} ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005.


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


                     Common Stock, Par Value $.001 Per Share

                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. { }

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No {}


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.{ }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes {} No {X}

State Issuer's revenues for most recent fiscal year: $9,415,558

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.

The number of shares outstanding of registrant's common stock, $.001 par value per share, as of April 11, 2006, was 22,021,467 shares.

Transitional Small Business Disclosure Format (check one): Yes { } No {X}

                               MEDSOLUTIONS, INC.
                        2005 ANNUAL REPORT ON FORM 10-KSB
                                      INDEX

Part I.                                                                     Page
                                                                            ----
    Item 1.      Description of Business                                       1
    Item 2.      Description of Property                                      16
    Item 3.      Legal Proceedings                                            16
    Item 4.      Submission of Matters to a Vote of Security Holders          16
Part II.
    Item 5.      Market for Common Equity and Related Stockholder Matters     17
    Item 6.      Management's Discussion and Analysis or Plan of Operation    19
    Item 7.      Consolidated Financial Statements                            28
    Item 8.      Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosures                         28
    Item 8A.     Controls and Procedures                                      29
    Item 8B.     Other Information                                            29
Part III.
    Item 9.      Directors and Executive Officers of the Registrant           30
    Item 10.     Executive Compensation                                       33
    Item 11.     Security  Ownership of Certain  Beneficial  Owners and
                 Management and Related  Stockholder Matters                  34
    Item 12.     Certain Relationships and Related Transactions               38
    Item 13.     Exhibits and Reports on Form 8-K                             40
    Item 14.     Principal Accountant Fees and Services                       44
Signatures                                                                    45
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

                                     PART I

Item 1.  Description of Business

Company Overview

     MedSolutions, Inc. ("we," "us," or the "Company"), a Texas corporation that was organized on November 11, 1993, is a diversified holding company that provides complete and effective waste management outsource solutions marketed and serviced through four wholly owned subsidiaries. Through EnviroClean Management Services, Inc. ("EMSI"), from which we currently derive virtually all of our revenue, we are primarily engaged in regulated medical waste ("RMW") management services, which include collecting, transporting, treating and disposing of regulated medical waste from a variety of healthcare customers. Through SharpsSolutions, Inc. ("SharpsSolutions"), we offer a reusable sharps container service program to healthcare facilities that we expect will virtually eliminate the current method of utilizing disposable sharps containers. Through ShredSolutions, Inc., we market a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information (PHI) and other confidential documents, primarily those generated by healthcare providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). Through Positive Impact Waste Servicing, Inc. doing business as EnviroClean On-Site, Inc., we provide a patented mobile treatment process that uses Cold-Ster(R), a proprietary dry chemical product approved by the U.S. Environmental Protection Agency ("EPA") for the treatment of RMW. We are a fully integrated regulated medical waste management company providing medical waste and PHI collection, transportation, treatment and disposal, sharps container management, and related consulting, training and education services and products. Our three principal groups of customers include
(i)  outpatient  clinics,  medical  and dental  offices,  biomedical  companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators ("SQG") of regulated medical waste, (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators ("MQG") of regulated medical waste and (iii) hospitals, diagnostic facilities and other larger-quantity generators ("LQG") of regulated medical waste. We believe that the services we offer are compelling to our customers because they allow our customers to avoid the significant capital and operating costs that they would have to incur if they were to manage their regulated medical waste, sharps container management, on-site treatment, or PHI destruction internally. Moreover, by outsourcing waste management, sharps container management, on-site treatment, PHI destruction, regulatory compliance and other services to us, our customers reduce or eliminate their risk of the large fines associated with regulatory non-compliance.

Business Background

     We were originally incorporated as Advanced EnviroTech Systems, Inc. for the purpose of developing, designing and manufacturing a patented solid waste treatment technology, the EnviroClean(R) Thermal Oxidation System, which we may sometimes refer to as the "EnviroClean(R) System", for the destruction of regulated medical and other specialized waste streams generated by the medical, commercial and industrial business communities in an environmentally sound manner. We subsequently changed our name to EnviroClean International, Inc. We have two issued patents (No. 5,680,820 and No. 5,730,072) and a trademark regarding the EnviroClean(R) System. Although we were established for the purpose of developing, manufacturing and marketing the EnviroClean(R) System, our success in that regard has been marginal, and we have not produced significant revenue or any profit from such activities. Lack of funds for the development, modification and marketing of the EnviroClean(R) System, coupled with the general lack of acceptance and demand, and the cost of production and operation of the product, contributed to our disappointing results in prior periods. There are no plans to reactivate the development of the EnviroClean System. In 1999, we altered our focus from the development of the EnviroClean(R) System to the development of our regulated medical waste management service business, changed our corporate name and modified our business model to emulate that of the industry leader, Stericycle, Inc. ("Stericycle"), but with an emphasis on customer service. In addition, we subsequently began to focus on the creation and development of subsidiaries to provide our large base of healthcare provider customers with other healthcare related waste management services and regulatory compliance programs. From the point we elected to implement these changes in our business strategy, our business has seen a dramatic turnaround and a much more receptive market.

Industry Overview

     The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988, or MWTA, which Congress enacted in response to media attention after medical waste washed ashore on ocean beaches, particularly in New York and New Jersey. Since the 1980s, government regulation has increasingly required the proper handling and disposal of the medical waste generated by the healthcare industry. Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies; cultures and stocks of infectious agents; and blood and blood products.

     According to Stericycle's public filings, the size of the regulated medical waste market in the United States is approximately $3.0 billion and is in excess of $10.0 billion when ancillary services such as PHI destruction, reusable sharps container programs, training, education, product sales and regulatory compliance programs are taken into consideration. Industry growth is driven by a number of factors. These factors include:

     Pressure To Reduce Hospital Costs. The healthcare industry is under pressure to reduce costs and improve efficiency. To accomplish this reduction, outside contractors are being hired to perform some services, including medical waste management, PHI destruction and reusable sharps container programs. We believe that our medical waste management services help healthcare providers reduce costs by reducing their medical waste tracking, handling and compliance costs, reducing their potential liability related to employee exposure to blood borne pathogens and other infectious materials, and reducing the amount of money invested in on-site treatment of medical waste and/or PHI destruction.

     Shift to Off-Site Treatment. We believe that managed care and other healthcare cost-containment pressures are causing patient care to shift from institutional, higher-cost, acute-care settings to less expensive, smaller, off-site treatment alternatives. Many common diseases and conditions are now being treated in smaller non-institutional settings. We believe that these non-institutional, alternate-site, healthcare expenditures will continue to grow as cost-cutting pressures increase. Typically these type of settings generate only small amounts of medical waste; thus, the potential risks of non-compliance with applicable state and federal medical waste regulations is disproportionate to the cost of services we can provide.

     Aging of U.S. Population. The relative size of the baby boom generation should continue to result in an increase in the average age of the population, while falling mortality rates ensure that the average person should live longer. As people age, they typically require more medical attention and a wider variety of tests and procedures. In addition, as technology improves more tests and procedures become available. All of these factors lead to increased generation of medical waste.

     Environmental and Safety Regulation. Our industry is subject to extensive regulation beyond the MWTA. For example, the Clean Air Act Amendments of 1990 (the "Clean Air Act") regulations adopted in 1997 limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations have increased the costs of operating medical waste incinerators and have resulted in the closures of several on-site treatment facilities, thereby increasing the demand for off-site treatment services. In addition, the Occupational Safety and Health Administration ("OSHA") has issued regulations concerning employee exposure to blood borne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other bodily fluids. These regulations underlie the expansion of our service offerings to include OSHA compliance services for healthcare providers.

Services and Operations

     Our services and operations are comprised of the collection, transportation, treatment, and disposal of regulated medical waste, reusable sharps containers and PHI, together with regulatory compliance training and education programs and consulting services. To service our customers, we have two collection/treatment facilities and two transfer sites in the State of Texas, one collection/transfer facility in the State of Oklahoma, one transfer facility in the State of Louisiana, and one collection/treatment facility in Emporia, Kansas. We offer programs to assist our customers in the proper handling, separating, packaging and disposing of medical waste. We also advise our healthcare customers in the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer consulting services to our healthcare customers for OSHA and HIPAA compliance and to assist them in reducing the amount of medical waste they generate. We have approximately 10,000 medical waste disposal agreements with customers for the collection of their regulated medical waste, sharps management, and/or PHI. Our customers include the University of Texas Medical Branch, Baylor Healthcare System, Texas Health Resources Hospital System, the Christus Healthcare System, St. Joseph Hospitals, Carter Blood Care, Tenet Healthcare System, Quest Diagnostics, Inc., East Texas Medical Center, St. Luke's Episcopal Health System, The Methodist Health System, Hospital Corporation of America and many others.

     Collection and Transportation. We consider efficiency of collection and transportation to be a critical element of our operations because it represents approximately one-half of our cost of revenues. We have sophisticated routing software to optimize our routes. We try to maximize the number of stops on each route. We use a global positioning system ("GPS") for our collection vehicles to improve efficiency. We attempt to correlate the size of our collection vehicles to the amount of medical waste to be collected at a particular stop or on a particular route. We collect reusable containers or corrugated boxes of medical waste from our customers at intervals depending upon customer requirements, terms of service and volume of medical waste produced. The containers or boxes are inspected at each customer's site prior to pickup. The waste is then transported directly to one of our treatment facilities or to one of our transfer stations where it is combined with other medical waste and transported to a treatment facility. In some select circumstances we transport medical waste to other permitted medical waste treatment facilities.

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

     Treatment and Disposal. Upon arrival at a treatment facility, containers or boxes of medical waste are typically scanned to verify that they do not contain any unacceptable substances such as radioactive materials. Any container or box that is discovered to contain unacceptable waste is returned to the customer. After inspection, the waste is treated using one of our treatment technologies. Upon completion of the particular process, the resulting waste or incinerator ash is transported for disposal in a landfill operated by parties unaffiliated with us. After the plastic containers have been emptied, they are washed, sanitized and returned to customers for re-use. We also receive medical waste to process from third party transporters which provides another source of revenue.

     Treatment Technologies. We currently use autoclaving, incineration and chemical mobile technologies for treating regulated medical waste.

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

     Chemical Mobile Treatment. We employ a chemical mobile treatment process which treats medical waste that uses Cold-Ster(R), a proprietary dry chemical product approved by the EPA for the treatment of regulated medical waste. The features of this treatment come from an exclusive long-term, proven mobile technology that treats RMW, reduces its volume by 70% and transforms the waste into a shredded material that is unrecognizable, HIPPA-compliant and ready for the general waste stream.

Our current capacity to treat regulated medical waste is approximately divided between these treatment methods in the following percentages:

                   Autoclaving                    75%
                   Incineration                   15%
                   Chemical Mobile                10%

We vary our treatment of medical waste among available treatment technologies based on the type of waste and capacity and pricing considerations in each service area, in order to minimize operating costs and capital investments.

     Disposal Operations. We operate three permitted treatment facilities. Our treatment/transfer facility located in Garland, Texas (a suburb of Dallas) services North Texas, Oklahoma, Kansas, Missouri, Arkansas and Louisiana (the "Garland Facility"). Our transfer facility in Oklahoma City, Oklahoma currently services the Oklahoma market and can service the Kansas, Missouri and Northern Arkansas markets. We have a treatment facility located in Galveston, Texas which services customers located in South Texas and Southern Louisiana with an emphasis on the Greater Houston, Corpus Christi and San Antonio/Austin service areas. The Galveston facility is owned by UTMB (the "UTMB Facility"), a component of the University of Texas System, which is an agency of the State of Texas. We use the UTMB Facility for the disposal of waste streams that we collect and transport for our customers located in that region, and also for waste streams generated by UTMB and its affiliates. As part of our acquisition of BMI Services, Inc. ("BMI") in 1996, BMI's contract to operate the medical waste incineration facility at UTMB and to provide medical waste incineration services to UTMB was assigned to us. Our current agreement with UTMB expires on June 8, 2006.

     Our agreement with UTMB was amended in August 2004 to allow UTMB to add an autoclave unit at the UTMB branch in Galveston at its own expense. The autoclave unit was added in tandem with the incinerator unit as a more cost effective and efficient means to process waste that does not have to be incinerated. Under the current agreement with UTMB, certain fees that we must pay UTMB increased on an annual basis. There is also a fixed facility usage and maintenance fee that was $18,500 per month for most of 2003 but was reduced to $12,500 per month beginning in November 2003 and will remain at that level until June 2006, a graduated capital renewal fee (to reimburse UTMB for a capital investment of approximately $1.5 million) of approximately $31,366 per month until December 2005 but was reduced to $5,000 per month through an extension of the existing contract which expires in June 2006. UTMB charges EMSI a constant usage fee measured by the pound for waste incinerated and waste that is autoclaved for non-UTMB waste. We pay a flat fee of approximately $2,865 per month for utilities related to the UTMB Facility.

     In 2003, we negotiated a long-term agreement to manage and operate a permitted medical waste treatment facility in Tulsa, Oklahoma. Our agreement became effective October 1, 2003 and we began marketing and servicing the Oklahoma market from the Tulsa facility in 2004. During 2004, it was determined that a transfer facility in Oklahoma City would be more cost effective and efficient in the markets we are trying to serve based on the business we acquired during 2004. In June 2005, the Tulsa agreement was cancelled by mutual consent and a site in Oklahoma City was secured and a permit for regulated medical waste transfer and consolidation was applied for and issued.

     Positive Impact Waste Servicing, Inc. doing business as EnviroClean On-Site, Inc. - Chemical Mobile Treatment Technology. Positive Impact Waste Servicing, Inc. doing business as EnviroClean On-Site, Inc., which was acquired by the Company in 2005, employs a patented mobile treatment process that uses Cold-Ster, a proprietary dry chemical product approved by the U.S. EPA for the treatment of RMW. EnviroClean On-Site features an exclusive long-term, proven mobile technology that treats RMW, reduces its volume by 70%, and transforms the waste into a shredded material that is unrecognizable, HIPPA-compliant and ready for the general waste stream. The mobile treatment technology affords our Company the opportunity of reduced permitting constraints and allows for the rapid establishment of a customer base and recurring revenue stream in new markets. This approach is superior to the conventional method of permitting a fixed facility to allow for geographical market expansion that requires significant time and capital expenditures prior to the establishment of a revenue stream. In addition, it allows us to compete for those LQG customers that prefer on-site treatment for liability reasons.

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

     Documentation. We provide complete documentation to our customers for all medical waste and PHI that we collect, including the name of the generator, date of pick-up and date of delivery to a treatment facility. We believe that our documentation system meets all applicable federal, state and local regulations regarding the packaging and labeling of medical waste, including regulations issued by the U.S. Department of Transportation ("DOT"), OSHA and state and local authorities. This documentation is sometimes used by our customers to prove that they are in compliance with these regulations.

     SharpsSolutions, Inc.--Reusable Sharps Container Program. Our reusable sharps container program is perhaps one of the most significant investments and opportunities that we are currently undertaking. Sharps management is defined as the management and treatment of sharp-edged medical waste such as syringes, needles, razors, scissors and scalpels that may have come into contact with blood born pathogens, such as HIV or hepatitis. The most common sharps management is where the hospital employees dispose of sharps in various containers that are then collected by other hospital employees and disposed (container and sharps content together) within the hospitals' waste that is then treated in-house or outsourced to a medical waste service provider such as the Company. The SharpsSolutions Reusable Sharps Container Program is intended to be a fully outsourced service offering where hospital employees do not handle the sharps once they are disposed of at the point of use. This is paramount for hospitals in that hospital personnel are less subject to needle stick injuries.

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

     Currently, the reusable sharps container recycling market is rapidly developing. It is very popular on the east coast of the United States where approximately 80% of the market utilizes reusable sharps programs, but is virtually unknown in our existing service markets. With the proper sales and marketing strategy and market penetration to existing customers, we have a very good chance of capturing significant market share in our existing service markets. The Company's Reusable Sharps Container Program is a key element of providing this broadened range of services in response to this new market opportunity. The idea behind the program is to create an even stronger, longer-term relationship with large generators of waste by acquiring contracts and offering a service that actually puts the Company's personnel and processes inside of the customers' facilities. We initiated service to the first LQG customer in October 2004 and estimate, based on research conducted by industry analysts and our own conservative estimates, that there is a total market opportunity in the markets we service of approximately $20 million annually.

     ShredSolutions, Inc. - Document Destruction Program ShredSolutions benefits from HIPPA, a law that became effective in April 2003 which stipulates that healthcare providers guarantee the security and privacy of health information by requiring that every identifiable patient record for individuals be transferred to an electronic medium or destroyed.

     EnviroSafe Complete Compliance Program. The EnviroSafe program is a competitive program to Stericycle's extremely lucrative SteriSafe program - the difference being that, in addition to regulated medical waste management and OSHA compliance, we will offer services related to compliance with HIPAA. Our EnviroSafe program will be priced at more competitive rates than those offered by Stericycle's SteriSafe program and offer better customer service initiatives.

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

     Improve Margins. We will continue to actively work to improve our margins by increasing our base of small quantity generators and focusing on our ancillary service strategies, including reusable sharps container programs, PHI destruction and regulatory compliance programs. These services fulfill the needs of our large, medium and small quantity generators and we believe that with the rapid organic and acquisition growth of our customer base, the opportunity for sales of ancillary services and regulatory compliance products to our customers will continue to grow and the incremental cost of offering these services will continue to decrease, thereby improving margins.

     Expand Range of Services and Products. We believe that we have the opportunity to expand our business by increasing the range of products and services that we offer to our existing customers. For example, we now offer on-site treatment, reusable sharps container management, PHI destruction and a broad range of OSHA compliance and consulting services to our customers. Because our drivers call on numerous medical facilities on a routine basis, we are considering offering single-use disposable medical supplies to our customers.

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

     Our business strategy and expansion plans will place significant strain on our management, working capital, financial and management control systems and staff. Our failure to properly respond to these needs by failing to maintain or upgrade financial and management control systems, failing to recruit additional staff or failing to respond effectively to difficulties encountered during expansion could adversely affect our business, financial condition and results of operations. Although, based on our experience in the industry, we believe that our management and financial systems and controls are adequate to address current needs, we are attempting to recruit and train additional staff. There can be no assurance, however, that our systems, controls or staff will be adequate to sustain future growth.

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

     EnviroClean Management Services, Inc ("EMSI"). We formed EMSI in February 1996, as a consolidation vehicle for the merger or acquisition of BMI and other proposed entities. In January 1998, we exchanged shares of our common stock, $.001 par value per share ("Common Stock") to acquire 667,375 shares of EMSI from other stockholders. This transaction gave us a controlling interest of approximately 51.3% of EMSI. In December 1998, we offered to exchange one share of Common Stock for each share of EMSI still outstanding. As a result, we acquired shares representing an aggregate of 96.1% of EMSI's stock. Since then we have continued the exchange offer and have acquired additional shares and now own 99.3% of EMSI.

     AmeriTech Environmental, Inc. ("ATE"). On November 7, 2003, we acquired certain of the assets of ATE, including the assignment by ATE to the Company of all of its regulated medical waste disposal customer contracts (which covered approximately 800 customers). The other assets acquired consisted primarily of equipment associated with ATE's regulated medical waste disposal business and a parcel of real property permitted as a transfer site located in Houston, Texas. The purchase price for the acquired assets was $650,000 cash, a promissory note in the original principal amount of $750,000 bearing interest at a rate per annum of 7%, interest payable monthly, and all principal and accrued interest due on November 7, 2004, and 705,072 shares of our Common Stock. The cash portion of the purchase price was funded from the proceeds of sales of Common Stock in private placements and $400,000 which was loaned to the Company by two of its directors/stockholders in exchange for promissory notes. The purchase price was determined largely based upon the amount of revenues ATE had generated from its regulated medical waste disposal business during the first three quarters of 2003.

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

     A settlement was reached between ATE and the Company on February 11, 2005 due to numerous disputes and disagreements that arose in relation ATE's representations in the asset purchase agreement. The settlement called for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each beginning at the time that ATE delivers audited financial statements of its books and records for the nine-month period ended September 30, 2003 allowing us to comply with our Form 8-K reporting requirements with the United States Securities and Exchange Commission ("SEC"). We recorded a reduction (included in other income) of debt of approximately $650,000 during the three months ended March 31, 2005 for compensatory damages that resulted from breaches committed by ATE. Since the February 11, 2005 settlement was reached, ATE could not deliver audited financial statements as required; therefore, the settlement agreement was amended so that the remaining balance of $150,000 owed to ATE was converted into 150,000 shares of the Company's Common Stock and all remaining disputes with ATE were settled.

     We have not complied with the SEC Form 8-K reporting requirements relating to the ATE acquisition. We are required to file two years of historical financial statements to comply with the SEC's Form 8-K reporting requirements. However, as of December 31, 2005, the merged operations of the Company and ATE have been reported on a combined basis for the two years ended December 31, 2005 and 2004 which satisfies the SEC reporting requirement to file audited financial statements for ATE.

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

     On Call Medical Waste Service ("On Call") On August 29, 2005, we acquired certain assets including customer contracts from On Call for a total purchase price of $1,155,500. The purchase price for the acquired assets was (i) $375,000 cash, (ii) a promissory note in the original principal amount of $250,000 bearing interest at a rate per annum of 8%, payable in 24 equal monthly installments of principal and interest with the first such installment due on December 27, 2005, (iii) a promissory note in the original principal amount of $375,000 (see Note 14) with no interest, with the principal amount subject to adjustment if On Call fails to deliver consents to the assignment of its customer contracts acquired by the Company representing at least 90% of both the number of such customers and the aggregate revenues represented thereby within 90 days of the closing of the transaction (or 180 days of the closing of the transaction if On Call has delivered at least 75% but less than 90% of such contracts within 90 days of the closing of the transaction), and due on the fifth business day after the earlier to occur of the delivery of 90% of such contracts or an adjustment, (iv) 166,667 shares of Common Stock, and (v) $30,500 of transaction costs incurred by the Company. The principal amount of the $250,000 promissory note may be decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from On Call for the ensuing three months following the closing of the transaction. The amount of revenue realized with regard to the On Call customer contracts exceeded the required amount and therefore, no decrease or adjustment to the promissory note was warranted. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders.

     Cooper Biomed, Ltd. ("Cooper") On September 30, 2005, we acquired certain assets, principally customer contracts, from Cooper for a total purchase price of $120,000. The purchase price for the acquired assets was (i) $40,000 cash,
(ii) a promissory note in the original principal amount of $40,000 with no interest, with the principal amount subject to adjustment if Cooper fails to deliver consents to the assignment of its customer contracts acquired by the Company representing at least 90% of both the number of such customers and the aggregate revenues represented thereby within 90 days of the closing of the transaction (or 180 days of the closing of the transaction if Cooper has delivered at least 75% but less than 90% of such contracts within 90 days of the closing of the transaction), and due on the fifth business day after the earlier to occur of the delivery of 90% of such contracts or an adjustment, (iii) a promissory note in the original principal amount of $25,000, without interest, payable in one installment of principal in the amount of $25,000 due on the 120th day after the Closing Date subject to adjustment, (iv) 10,000 shares of Common Stock, and (v) $5,000 of transaction costs incurred by the Company. The price purchase was allocated to customer list ($114,505) and to accounts receivable ($5,495). The principal amount of the $25,000 promissory note may be decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from Cooper for the ensuing three months following the closing of the transaction. The Company may be entitled to a reduction in the total purchase price of the assets acquired based upon a calculation of average monthly revenue represented by the contracts not submitted to the Company for acceptance. The purchase price adjustment, if any, has yet to be determined and is expected to be de minimus. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders.

     Positive Impact Waste Solutions, LLC ("PIWS") On November 30, 2005, we acquired certain assets, including customer contracts of approximately 250 PIWS customers plus six mobile treatment units, and took over the regulated medical waste operations of PIWS for a purchase price of $1,820,000. The purchase price for the acquired assets was (i) $700,000 cash, (ii) a promissory note in the original principal amount of $300,000 bearing no interest and payable in three equal installments of principal in the amount of $100,000 each, with the first such installment due on March 30, 2006, the second such installment due on July 28, 2006, and the third such installment due on November 30, 2006, (iii) a promissory note in the original principal amount of $550,000, bearing interest at the annual rate of 8%, and payable in six equal installments of interest only in the amount of $3,666.66 each due monthly beginning on December 30, 2005, and 54 monthly installments of principal and interest in the amount of $12,161.83 each thereafter; (iv) and 360,000 shares of Common Stock. The purchase price for the acquired assets may be adjusted downward (x) depending upon the amount of revenues realized by the Company from the customer contracts acquired from PIWS for the ensuing three months following the closing of the transaction; and (y) if PIWS fails to deliver assignments of its customer contracts acquired by the Company representing at least 90% of the aggregate revenues represented thereby within 90 days of the closing of the transaction (or 180 days of the closing of the transaction if PIWS has delivered at least 75% but less than 90% of such contracts within 90 days of the closing of the transaction). Any such adjustment to the purchase price will be deducted 33% from the principal amount of the $300,000 note, 33% from the principal amount of the $550,000 note, and 34% by redemption and cancellation of the shares of Common Stock issued to PIWS at the rate of $1.25 per share. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders, and loans from two additional shareholders. The purchase price was determined largely based upon the amount of revenues PIWS has generated from its regulated medical waste disposal business and the value of the equipment acquired. Pursuant to the asset purchase agreement and the transaction documents related thereto, PIWS granted the Company the exclusive right to service customers located within the States of Texas and Kansas with PIWS' mobile treatment units, and also granted the Company certain rights of first refusal with respect to such exclusive right in additional states.

Subsequent to December 31, 2005, it was determined that PIWS had not complied with the terms of Section 5.09 of the Agreement where it was obligated to assign to the Company, within 90 days from the Closing Date, executed contracts for PIWS' existing customers as of the Closing Date in a form acceptable to the Company. As a result of this non-compliance and in accordance with the terms of the Agreement, the Company may be entitled to a reduction in the total purchase price of the assets acquired based upon a calculation of average monthly revenue represented by the contracts not submitted to the Company for acceptance. The purchase price adjustment, if any, has yet to be determined. Such adjustment would reduce the amount of notes payable and common stock issued to PIWS by the Company as part of the consideration for the purchase price paid to PIWS for assets acquired and a corresponding reduction in the amount assigned first to the customer list and the remaining amount, if any to goodwill.

Expansion Plans and Acquisition Targets

     We have submitted a treatment permit application to the Oklahoma Department of Environmental Quality ("ODEQ") for our transfer site in Oklahoma City. We also sublease a facility from PIWS in Odessa, Texas that is in the final stages of the permitting process from TCEQ to receive approval for the treatment of medical waste. These permits should allows us to more effectively service the Oklahoma, Kansas, Missouri and West Texas markets. We continue to be in various discussions with potential acquisition and/or merger candidates to densify and/or expand the markets we service.

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

     Small Quantity Generators ("SQG"). We have targeted SQG's as a growth area. We believe that these customers offer high profit potential compared to other potential customers. Typical small quantity generators are individual or small groups of doctors, dentists and other healthcare providers who are widely dispersed and generate only small amounts of medical waste. These customers are very concerned about having the medical waste picked up and disposed of in compliance with applicable state and federal regulations. We believe that these customers view the potential risks of non-compliance with applicable state and federal medical waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our SQG's as opposed to our LQG's. In addition, our EnviroSafe program offers a total compliance solution that combines medical waste management, OSHA and HIPPA compliance and training in one simple program. EnviroSafe guarantees small account customers that they will have protection from regulatory compliance issues.

     Medium Quantity Generators ("MQG"). The medium quantity generators segment of our business currently provides us with the opportunity for substantial growth and better profit margins than LQG's. These customers are typically blood banks, dialysis centers, surgery centers and other high volume specialty facilities.

     Large Quantity Generators ("LQG"). We believe that we have been successful in servicing LQG's and plan to continue to serve those customers as long as they establish route anchors that open the door for opportunities for our ancillary services and/or maintain satisfactory levels of profitability. In addition, we believe that the implementation of more stringent Clean Air Act and other federal regulations directly and indirectly affecting medical waste will enable us to improve our marketing efforts to large quantity generators because the additional costs that they will incur to comply with these regulations will make the costs of our services more attractive, particularly relative to their use of their own incinerators. Our marketing and sales efforts to large quantity generators are conducted by full-time account executives whose responsibilities include identifying and attracting new customers and serving our existing account base of large quantity generators. In addition to securing new contracts, our marketing and sales personnel provide consulting services to our healthcare customers, assisting them in reducing the amount of medical waste that they generate, training their employees on safety issues and implementing programs to audit, classify and segregate medical waste in a proper manner.

     Contract and Service Agreements. We have long-term contracts with substantially all of our customers. We negotiate individual service agreements with each large quantity and small quantity generator. Although we have a standard form of agreement, particularly for small quantity generators, terms may vary depending upon the customer's service requirements and the volume of medical waste generated and, in some jurisdictions, requirements imposed by statute or regulation. Service agreements typically include provisions relating to the types of containers, frequency of collection, pricing, treatment and documentation for tracking purposes. Each agreement also specifies the customer's obligation to pack its medical waste in approved containers. Substantially all of our agreements with customers contain automatic renewal and price increase provisions.

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

     Competition. There are several regulated medical waste management companies operating in our service areas and the surrounding regions, and the market is highly competitive. Our primary competitor is a large, publicly traded corporation with regional and national businesses. This competitor provides a variety of services other than collection, transportation, treatment and disposal. As such, this competitor has a larger scope of business opportunities and substantially greater financial resources than we possess.

     According to public filings, Stericycle is the largest medical waste management company in the United States. Stericycle initially developed and utilized a proprietary electro-thermal deactivation ("ETD") process in a national strategy. However, Stericycle, like us, primarily utilizes autoclave technologies to process a majority of its waste stream and to a lesser degree incineration technologies. 3CI Complete Compliance Corporation ("American 3CI"), a subsidiary of Stericycle, is one of the larger regional medical waste management companies in the Southeast and Stericycle recently announced on November 11, 2005 that it has accepted the remainder of American 3CI's stock and plans to merge their operations into Stericycle.

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

     Experienced Senior Management Team. Our senior executives collectively have over 50 years of management experience in the waste management and healthcare industries.

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

     Federal Regulation. There are at least four federal agencies that have authority over medical waste. These agencies are the EPA, OSHA, the DOT and the U.S. Postal Service. These agencies regulate medical waste under a variety of statutes and regulations.

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

     o exposure to blood borne pathogens and other potentially infectious materials;

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

     We use landfills operated by parties unrelated to us for the disposal of incinerator ash, autoclaved and chemically treated waste.

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

     DOT Regulations. The DOT has put regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994 which require us to package and label medical waste in compliance with designated standards, and which incorporate blood borne pathogens standards issued by OSHA. Under these standards, we must, among other things, identify our packaging with a "biohazard" marking on the outer packaging, and our medical waste container must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

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

State and Local Regulation. We currently conduct all of our business in Texas, Oklahoma, Louisiana, Kansas, Missouri and Arkansas. At some point in the future, we may conduct business in other states. Other states have different regulations regarding medical waste, medical waste transport and medical waste incineration. If at any time, we expand our business into other states, we believe, because of the stringent standards applicable in Texas, that the costs of bringing our business into compliance with the regulations of other states will be minimal.

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

Transportation of Medical Waste. Subchapter Y, 30 TAC ss. 330.1001-1010 defines rules for medical waste management, disposal, transportation, collection and storage. These rules were updated in December 1994. The responsibility for these regulations rests with the Office of Waste Management of the TCEQ. Under Subchapter Y, the TCEQ regulates and registers transporters of medical waste by, among other things, requiring specific documentation of transportation of all medical waste. Currently, the Company is a registered medical waste transporter. The registration is subject to annual renewal, and though we believe, based on our experience in the industry, that we are in compliance with all of the statutory guidelines, there is no guarantee that the TCEQ will continually grant renewal registration to us. We are also registered as a medical waste transporter in the states of Louisiana, Oklahoma, Kansas and Arkansas.

Treatment of Medical Waste. Approved methods of treatment of SWFHCRF can be found in Title 25 TAC Section 1.133. There are currently six approved treatment methods:

o    steam disinfection;

o    chlorine disinfection/maceration;

o    chemical disinfection;

o    moist disinfection;

o    thermal inactivation; and

o    incineration.

We employ the steam disinfection (i.e. autoclave), chemical disinfection and incineration methods for the treating of medical waste. We have been successful in obtaining permits for our current medical waste transfer, treatment and processing facilities and for our transportation operations. Currently, we lease and operate one autoclave and one incinerator from UTMB at the UTMB Facility that is properly licensed by the Office of Air Quality of the Texas Natural Resource Conservation Commission ("TNRCC").

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

     We carry $10 million of liability insurance (including umbrella coverage), and $2 million of aggregate pollution and legal liability insurance ($1 million per incident), which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. Our pollution liability insurance excludes liabilities under CERCLA. There can be no assurance that we will not face claims under CERCLA or similar state laws resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business.

Employees

     As of April 12, 2006, the Company had 130 employees. Five of the employees are employed in executive capacities; the remaining employees are in transportation and plant operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements.

Item 2.  Description of Property

     We lease approximately 6,800 square feet of administrative office space at 12750 Merit Drive-Park Central VII, Suite 770, Dallas, Texas 75251. The lease extends to May 31, 2012. We reduced the monthly rent which currently ranges from $7,000 to $9,000 through 2012.

     We own the Garland Facility, which consists of real property, building and improvements, furniture and equipment. The Garland Facility includes 17,450 square feet of space (2,450 square feet of office space and 15,000 square feet of warehouse space), and is located on approximately three acres of land. The building is approximately 30 years old, and was extensively remodeled in 1996 at a cost of more than $500,000 to upgrade the facility to accommodate the EnviroClean(R) System and to showcase its operation for sales and marketing purposes. The EnviroClean(R) System was removed during 2004 in order to use the space in the Garland Facility more efficiently for our autoclave process. Prior to the installation of the autoclave in 2002, the Garland Facility was used solely as a transfer station. Our bank debt is secured by a first lien on the Garland Facility, and three loans from stockholders of the Company are secured by second and third lien deeds of trust on the Garland Facility.

     We own the Houston facility, which consists of real property, building and improvements, furniture and equipment. The Houston facility includes approximately 7,500 square feet of administrative office and warehouse space in Houston, Texas. The Company, through its subsidiary EMSI, purchased the Houston facility on August 3, 2005. The facility was previously being leased and was contiguous to vacant land that was already owned by EMSI and was being used as a transfer station. The total purchase price, including transaction costs, was approximately $350,000 and is financed by a promissory note to a bank in the amount of $325,000, payable in 60 monthly installments of $3,656 based upon a straight line amortization of 240 payments and accrues interest per annum at the prime rate as published in the Wall Street Journal from time to time plus 2%. The promissory note has a maturity date of August 3, 2010 and is secured by a first lien deed of trust on the building and the adjacent land already owned by EMSI. The promissory note is personally guaranteed by our President and Chief Executive Officer.

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

     We were named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that we breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. As of December 31, 2005, the remaining liability to the State of Texas was $26,736. As of the date of this filing, the remaining liability has been paid in full.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is currently no public trading market for our Common Stock.

     At April 11, 2006, we had 22,021,467 shares of Common Stock outstanding and had approximately 700 stockholders of record.

     We have no fixed dividend policy with respect to our Common Stock. The Board of Directors is authorized to consider dividend distributions on the Common Stock from time to time, upon its assessment of our operating results, capital requirements and general financial condition and requirements. We have not paid a dividend on the Common Stock since our inception. Pursuant to the Investment Agreement entered into by the Company and Tate Investments, LLC (the "Investor") on July 15, 2005, the Company is prohibited from paying any dividends or making any distributions in cash or in kind on shares of its Common Stock until the later of the date the Company has satisfied all of its obligations under that certain promissory note issued by the Company in connection therewith or all of the Common Stock hold by the Investor is registered with the SEC.

     Our Series A Preferred Stock, par value $.001, ranks senior to the Common Stock with respect to the payment of dividends, redemption, and payment and rights upon liquidation, dissolution or winding-up of the affairs of the Company. At April 11, 2006, we had 283,172 shares of Series A Preferred Stock outstanding.

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

     Each outstanding share of Series A Preferred Stock will automatically convert into Common Stock immediately upon the Company's sale of Common Stock in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 (with certain limited exceptions), the public offering price of which is not less than $1.50 per share (subject to adjustment for certain recapitalization events) and in which the aggregate net proceeds to the Company equal or exceed $1,000,000. Such conversion may, at the option of any holder tendering shares of the Series A Preferred Stock for conversion, be conditioned upon the closing with the underwriters of the sale of securities pursuant to such offering, in which event the persons entitled to receive the Common Stock upon conversion of shares of the Series A will not be deemed to have converted such shares until immediately prior to the closing of such sale of securities.

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

Recent Sales of Unregistered Securities

     During 2005, we (i) issued 1,667,672 shares of Common Stock for a total of $1,078,767, net of $50,443 in transaction costs at prices ranging from$.65 to $1.00 per share, (ii) issued 139,839 shares of Preferred Stock for a total of $209,758 at a price of $1.50 per share, (iii) cancelled the issuance of 60,746 shares as part of the ATE settlement, (iv) issued 536,667 shares of Common Stock for the On Call, Cooper and PIWS acquisitions, and (v) received 20,000 shares of Common Stock from our Directors for an adjustment to the 2004-2005 Board compensation plan.

     During 2004, we (i) issued 100,000 shares of Common Stock for a total of $130,000 at prices ranging from $1.25 to $1.50 per share, (ii) issued 143,333 shares of Preferred Stock for a total of $215,000 at a price of $1.50 per share,
(iii) issued 8,500 shares of Common Stock for services purchased in the amount of $8,500, and (iv) issued 149,000 and 29,867 shares of Common Stock respectively for the Med-Con and Bray acquisitions, respectively. We issued 115,000 shares of Common Stock to two executives in satisfaction of a 2001 bonus that they elected to receive in stock in lieu of cash.

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

     We intend to seek additional financing through additional private placement(s) or a public offering within the next 12 months. If we do so, all of the then current existing stockholders and their stock holdings will be proportionately diluted to the extent that they do not purchase their pro rata share of any such securities issuance, and the Company has no obligation to offer any such securities to its current stockholders.

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

     Our revenues increased to $9,415,558 in 2005 from $7,926,330 in 2004. We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small quantity generators generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with medium quantity generators and large quantity generators, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At December 31, 2005, we served approximately 10,000 customers.

Statements of Operations Data

Years Ended December 31, 2005 and 2004
                                                    Years Ended December 31,

                                                      2005            2004
                                                  ------------    ------------
Revenues                                          $  9,415,558    $  7,926,330
Cost of revenues                                     5,680,379       5,692,801
                                                  ------------    ------------
Gross profit                                         3,735,179       2,233,529

Selling, general and administrative expenses         2,449,460       2,202,697
Depreciation and amortization                          751,257         579,332
Impairment of customer list                               --           139,330
                                                  ------------    ------------
Income (loss) from operations                          534,462        (687,830)

Other (income) expense:
Interest expense                                       374,260         317,854
ATE settlement                                       (650,468)           --
Other income                                              --           (13,050)
                                                  ------------    ------------
                                                      (276,208)        304,804
                                                  ------------    ------------
Net income (loss)                                 $    810,670    $   (992,634)
Preferred Stock Dividends                              (40,875)         (7,000)
                                                  ------------    ------------
Net income (loss) applicable to
Common stock                                      $    769,795    $   (999,634)
                                                  ============    ============

Basic net income (loss) per share
attributable to common stockholders               $       0.04    $      (0.06)
                                                  ============    ============


Diluted net income (loss) per share
attributable to common stockholders               $       0.04    $      (0.06)
                                                  ============    ============


Weighted average common shares used in
basic income (loss) per share                       19,482,720      18,113,411
                                                  ============    ============


Weighted  average  common  shares and  dilutive
securities used in diluted income
(loss) per share                                    20,316,988      18,113,411
                                                  ============    ============

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

     Accounts Receivable. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts which reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. With respect to trade receivables, ongoing credit evaluations of customers' financial condition are performed and generally, no collateral is required. The Company maintains a reserve for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

     Revenue Recognition and Processing Costs. We recognize revenue for our medical waste services at the time the medical waste is collected from our customers. Revenue is only recognized for arrangements with customers in which
(1), there is persuasive evidence of a contract or agreement which sets forth the terms of the arrangement; (2), services have been rendered; (3), our prices are fixed, determinable and agreed upon; and, (4), collectibility is reasonably assured.

     Goodwill and Intangible Assets. To determine the adequacy of the carrying amounts on an ongoing basis, the Company performs its annual impairment test at the end of the year each December 31, unless triggering events indicate that an event has occurred which would require the test to be performed sooner. The Company monitors the performance of its intangibles by analyzing the expected future cash flows generated from such related intangibles to ensure their continued performance. If necessary, the Company may hire an outside independent consultant to appraise the fair value of such assets.

     Convertible Notes and Convertible Preferred. The Company accounts for conversion options embedded in convertible notes and convertible preferred stock in accordance with Statement of Financial Accounting Standard ("SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes and mandatorily redeemable preferred shares, as host instruments, are deemed to be conventional as that term is described in the implementation guidance provided in paragraph 61 (k) of Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19. SFAS 133 provides for an additional exception to this rule when the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics and risks of the host instrument.

     The Company accounts for convertible notes (deemed conventional) and non-conventional convertible debt instruments classified as equity under EITF 00-19 "Accounting for Derivative Financial Investments Indexed to, and potenially settled in, a Company's own stock " ("EITF 00-19") and in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5"), EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. During 2005, the Company issued $1,000,000 in principal of convertible notes with an embedded conversion option, which was classified as equity. There was no intrinsic value related to this debt instrument and accordingly, there was no recorded debt discount.

     The Company determined that the conversion option embedded in its Series A Preferred stock is not a free standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.

Results of Operations - Year 2005 Compared to 2004.

     Revenues. Our revenues increased $1,489,228 or 18.8%, to $9,415,558 during the year ended December 31, 2005, from $7,926,330 during the year ended December 31, 2004. The increase in revenue from 2004 has been primarily driven from organic growth that has contributed approximately $1.1 million growth in revenue while the three acquisitions in 2005 have contributed approximately $400,000 of the revenue growth in 2005. The organic growth increase was contributed from increases in 2005 from fuel surcharges, price increases and other fees aggregating approximately $600,000, and new contracted revenue of approximately $300,000 in our Oklahoma and Louisiana service areas. Other revenue increases were in third party transports of approximately $200,000 from small operators in the medical waste industry that bring us their waste for processing. All price increases and fee charges are provided under our customer contracts.

     Cost of revenues. Our cost of revenues decreased $12,422 to $5,680,379 during 2005, from $5,692,801 in 2004. Gross margin for the Company increased to 39.7% in 2005 from 28.2% in 2004. Management implemented a plan to reduce cost of sales to improve margins in 2004. One of our efforts was to transfer portions of our LQG customers to using reusable containers compared to corrugated boxes for disposing their waste. This effort alone decreased our container costs by approximately $90,000 in 2005 compared to 2004. Other decreases were caused by all of our customer waste being processed in 2005 at our own facilities compared to using an outside disposal facility in 2004 that cost us an additional $163,000.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $246,763, or 11.2%, to $2,449,460 during 2005, from $2,202,697 in 2004. .The primary causes for the increase were higher payroll costs for our sales and administrative departments which were expanded during the year, as well as higher professional fees related to the Company's acquisitions in 2005 and the Tate Investment Agreement.

     Depreciation and amortization. Depreciation and amortization increased by $171,925 or 29.7% to $751,257 during 2005 from $579,332 during 2004. The primary reason for the increase was from depreciation expense resulting from the purchases of fixed assets mainly in equipment and improvements for our Garland facility.

     Impairment of customer list. During 2004, the Company determined there was an impairment of $139,330 to the customer list acquired from ATE due to a decline in the customer revenue purchased. Accordingly, the Company charged to expense the decrease in the net carrying value. There was no impairment charge in 2005.

     Interest expense. Our interest expense increased $56,406 or 17.7% to $374,260 in 2005 from $317.854 during 2004. Interest expense primarily increased because of issuances of promissory notes to sellers from asset purchase agreements in 2005 and also from the increase in stockholder loans whose proceeds were used to fund acquisitions and to provide working capital.

     Other Income. Other income of $650,468 consists of the gain recorded on February 11, 2005 resulting from a settlement that was reached between ATE and the Company due to numerous disputes and disagreements that arose in relation to ATE's representations in the asset purchase agreement dated November 7, 2003. The gain was recorded due to the reduction of $600,000 in debt owed to ATE and from the reduction of 89,234 shares of MSI common stock previously issued to ATE and valued at $69,933, less write-offs of $19,465 related to certain ATE assets.

     Net income (loss). Our net income increased $1,803,304 to $810,670 in 2005 compared to a net loss of ($992,634) for 2004. The increase in net income was primarily due to the factors described above.

Liquidity and Capital Resources

     Source of Funds for Operations and Capital Expenditures.
     --------------------------------------------------------

     Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common and Preferred Stock through private offerings to certain individuals, primarily existing stockholders, and from loans and advances received from certain stockholders. Revenues during 2005 were approximately $125,000 per month higher, stemming primarily from organic growth discussed previously and from acquisitions in the second half of 2005. The principal uses of liquidity are payments for labor, fuel, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services.

     Historically, we have met our cash requirements based on a combination of revenues from operations, stockholder loans and advances, and proceeds from the sale of debt and equity securities. Based on the projected operations for 2006, management believes cash to be generated from operations and funds raised from other alternative sources if needed, will be sufficient to satisfy the Company's historical and current cash obligations.

Discussion of Liquidity - Year 2005 Compared to 2004

     At December 31, 2005, our working capital deficit was $(2,397,992), compared to a working capital deficit of $(4,452,202) at December 31, 2004.

     Net cash provided (used) in operating activities for the year ended December 31, 2005 was $(311,414) during 2005, compared to $212,572 for 2004.
This decrease was caused primarily from increases in accounts receivable and decreases in accounts payable and accrued liabilities. The increases in accounts receivable is due in part to the acquisition of PIWS on November 30, 2005 which caused a delay of sending the December 2005 invoices to PIWS customers of approximately $115,000 in January 2006. Decreases in accounts payable and accrued liabilities mostly resulted from the payment of the IRS payroll taxes of approximately $350,000 in 2005 that were outstanding as of December 31, 2004.

     Net cash used in investing activities for the year ended December 31, 2005 was $(1,340,713) compared to ($601,189) for the year ended December 31, 2004. The increase in 2005 is attributable to the cost from the cash portion of the acquisitions in 2005 of $1,115,000 compared to $261,200 in 2004. Also, we invested $225,713 in fixed asset additions in 2005 compared to $350,104 in fixed asset additions in 2004.

     Net cash provided by financing activities was $1,652,127 during the year ended December 31, 2005, compared to $388,617 for the year ended December 31, 2004. Proceeds from the sale of Common and Preferred Stock increased by $993,525 in 2005 compared to 2004. Proceeds from stockholder loans increased by $175,000 in 2005 compared to 2004.


Other Liquidity Matters

     At December 31, 2005, our long-term obligations were $4,699,306, including bank debt and equipment financing of $982,860, notes payable to stockholders totaling $1,822,022, notes payable to Med-Con totaling $429,064, notes payable to On Call totaling $615,360, and notes payable to PIWS for $850,000.

     At December 31, 2005, part of our bank debt of $185,632 is secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (6.75% at December 31, 2005). The note is payable in minimum monthly installments of principal and interest totaling $3,305, matures in July 2011, and is guaranteed by our President and Chief Executive Officer.

     At December 31, 2005, another part of our bank debt of $319,583 is secured by a first lien on the Houston Facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 2.0% (9.25% at December 31, 2005). The note is payable in minimum monthly installments of principal and interest based upon a straight line amortization of 240 payments maturing on August 3, 2010 with a balloon payment of $243,750, and is guaranteed by our President and Chief Executive Officer.

Tate Investments, LLC
---------------------

On July 15, 2005, the Company entered into a definitive Investment Agreement (the "Investment Agreement") with Tate Investments, LLC, a Wisconsin limited liability company (the "Investor").

Promissory Note

Pursuant to the terms of the Investment Agreement, the Investor committed to lend up to $1,000,000 to the Company according to the terms of a 10% Senior Secured Promissory Note (the "Note") dated as of July 15, 2005. The Note is secured by the Company's and its subsidiaries' accounts receivable and by a second-lien deed of trust mortgage on the Company's Garland, Texas facility pursuant to the terms of a General Business Security Agreement and a Deed of Trust, respectively, each dated as of July 15, 2005. All outstanding amounts under the Note bear interest at the rate of 10% per year, unless the Company is in default pursuant to the terms of the Investment Agreement, in which event all outstanding amounts under the Note will bear interest at a rate equal to the prime rate as published in the Wall Street Journal from time to time plus 8%. Pursuant to the terms of the Note, the Company initially borrowed $300,000 from the Investor (the "Initial Advance"), which is repayable to the Investor in three equal monthly installments of interest only commencing August 14, 2005 and 12 equal monthly installments of principal and interest commencing thereafter. The Company may draw additional advances ("Additional Advances") against the Note through October 15, 2006 for up to an aggregate outstanding amount of $1,000,000 if it satisfies certain conditions precedent as specified in the Investment Agreement. Additional Advances must be repaid by the Company in 35 monthly payments of interest only with a final installment equal to the then-outstanding aggregate principal amount under the Note and any accrued but unpaid interest thereon due on the third anniversary of the date of the first Additional Advance. Any principal repaid under the Note may not be redrawn, except that the amount of the Initial Advance which if repaid when due will be reinstated and available for draws as Additional Advances under the Note. The Company has drawn $1,000,000 against the Note through December 31, 2005 and has repaid $50,000 of principal plus accrued interest through December 31, 2005 in accordance with the terms of the Note. As of December 31, 2005, $25,000 was available for Additional Advances under the Note.

The outstanding principal amount of the Note and any accrued but unpaid interest thereon are convertible at the option of the Investor into shares of Common Stock at the initial conversion price of $0.65 per share. This initial conversion price is subject to certain anti-dilution protections as set forth in the Investment Agreement. In connection with the anti-dilution provisions of the Tate Agreement the Company may be required to lower the conversion price to a level that could result in a change in control upon conversion. The anti-dilution provision provides for adjustment to the conversion price of such Tate Agreement whereby the Company is required to achieve certain earnings targets for 2006 and 2007. As of December 31, 2005 and in accordance with the Investment Agreement, the conversion price was reduced to $0.634 per share.

Pursuant to the terms of the Investment Agreement, the Company has used the proceeds of the Initial Advance to satisfy certain obligations to the IRS and certain trade and vendor payables. The proceeds of any Additional Advances may only be used by the Company to make strategic acquisitions that are approved by the Investor.

The Company may prepay any or all of the outstanding principal amount of the Note and any accrued but unpaid interest thereon on or after January 15, 2007 without the prior consent of the Investor and without any prepayment premium or penalty; provided, however, that the Company must first provide the Investor with 30 days' prior written notice of its intent to prepay any or all of such outstanding principal amount accompanied by either an irrevocable written financing commitment or other evidence of the Company's ability to make the proposed prepayment. The Investor may, after receipt of such a prepayment notice, elect to convert any or all of such outstanding principal amount proposed to be prepaid into shares of Common Stock as discussed above. Any notice of prepayment delivered to the Investor by the Company will be irrevocable, and in the event the Company fails to prepay the amount specified in the prepayment notice (or to effectuate any conversion requested by the Investor in connection therewith) within 30 days of the delivery date of such notice, the full outstanding principal amount under the Note, together with any accrued and unpaid interest thereon, will become immediately due and payable.

Subscription Agreement

Also pursuant to the terms of the Investment Agreement, the Investor committed to purchase, and the Company committed to sell, up to $1,000,000 of its Common Stock to the Investor at the initial purchase price of $0.65 per share pursuant to the terms of a Subscription Agreement (the "Subscription Agreement") dated as of July 15, 2005. This initial purchase price is subject to certain anti-dilution protections as set forth in the Investment Agreement. Pursuant to the terms of the Subscription Agreement, the Company made an initial capital call for the purchase of, and the Investor initially purchased 461,539 shares of Common Stock from the Company at the purchase price of $0.65 per share, for an aggregate purchase price of $300,000 (the "Initial Capital Call"). The Company may make additional capital calls ("Additional Capital Calls") pursuant to the Subscription Agreement through September 30, 2006 for up to an aggregate purchase price of $1,000,000 if it satisfies certain conditions precedent as specified in the Investment Agreement.

As of December 31, 2005, the Company has sold to the Investor 1,538,462 shares of Common Stock for a total consideration of $1,000,000 pursuant to the Subscription Agreement. There are no funds remaining for Additional Capital Calls pursuant to the Subscription Agreement.

Pursuant to the terms of the Investment Agreement, the Company has used the proceeds of the Initial Capital Call to satisfy certain obligations to the IRS and certain trade and vendor payables. The proceeds of the remaining Additional Capital Calls were used by the Company to make three strategic acquisitions during the last five months of 2005 that were approved by the Investor.

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

In accordance  with the  obligations of the Company  pursuant to Section 3.2 (i)
(ii) (A) of the Investment Agreement, the Company was required to realize $1,983,691 in EBITDA and $820,482 in net income as defined and calculated by the definitions in the Investment Agreement for the twelve month period ended December 31, 2005. In accordance with the Investment Agreement, should the Company fail to meet the required EBITDA or net income as defined, the Company shall issue additional shares based upon an adjustment downward from the original price of $0.65 per share by a percentage equal to the greater of the percentage difference between the required EBITDA and actual EBITDA and required net income and actual net income. The actual EBITDA results for the Company as defined by the Investment Agreement was $1,936,187 and net income was $810,670 for the twelve months ended December 31, 2005. The deficient amount from the actual results of the Company was $47,504 in EBITDA and $9,812 in net income, respectively for the twelve month period ended December 31, 2005. Therefore, the deficiency that provides the greater percentage of a downward adjustment is EBITDA which will require the Company to issue an additional 37,745 shares of Common Stock to the Investor in the second fiscal quarter of 2006 at an adjusted Conversion Price of $0.634 per share. The value of such additional shares issues approximates $24,000.

As of December 31, 2005, the Company was in default with its quarterly minimum net worth requirement as required by Section 8.11 of the Investment Agreement. The Company received a one time waiver of default from the Investor, effective December 31, 2005.

Investor's Rights Agreement

Pursuant to the terms of the Investment Agreement, the Company, the Investor and certain shareholders of the Company entered into an Investor's Rights Agreement (the "Rights Agreement") pursuant to which the Company has granted certain demand registration rights to the Investor with respect to any shares of Common Stock obtained pursuant to the Note or the Subscription Agreement. The Rights Agreement grants the Investor one demand registration exercisable after December 31, 2006, and in the event such demand registration is exercised the Company must use its best efforts to register the Investor's shares of Common Stock until either the shares are either registered or sold pursuant to Rule 144 or another applicable registration exemption. The Rights Agreement contains no penalty provisions or settlement alternatives that would result in the issuance of additional shares of Common Stock or a cash payment to the Investor in the event that the Company is unable to register the Investor's shares. The Rights Agreement also provides unlimited piggyback registration rights to the Investor. The Rights Agreement also grants the Investor the right to designate one nominee for election to the Company's Board of Directors, or two nominees in the event that Mr. Joseph Tate, the beneficial owner of the Investor, is designated as a nominee by the Investor. On September 15, 2005, the Company's Board of Directors selected David Mack to fill a vacancy on the Board of Directors based upon the nomination by Mr. Tate. Pursuant to the terms of the Rights Agreement, the Company may not, prior to the registration of the Common Stock owned by the Investor with the Securities and Exchange Commission (the "SEC"), increase the size of its Board of Directors to more than five members unless the Investor also designates Mr. Joseph Tate as a nominee, in which event the Board of Directors may have no more than seven members. Certain shareholders of the Company who are party to the Rights Agreement have also granted certain rights of co-sale to the Investor and agreed to vote their shares of Common Stock in favor of the election of the Investor's nominee(s).

The Investor's right to designate nominees to the Company's Board of Directors continues until such time as: (i) the Investor effectuates, in one or a series of transactions, a transfer of shares of Common Stock whereby the number of shares of Common Stock owned by the Investor after such transfer is less than 75% of the number of shares of Common Stock owned by the Investor before the transfer, at which such time the Investor's right to designate nominees to the Company's Board of Directors will be reduced to the right to designate one nominee to the Company's Board of Directors; (ii) the Investor effectuates, in one or a series of transactions, a transfer of shares of Common Stock whereby the number of shares of Common Stock owned by the Investor after the transfer is less than 50% of the number of shares of Common Stock owned by the Investor prior to the transfer, at which such time the Investor's right to designate nominees to the Company's Board of Directors will terminate; or (iii) the Common Stock owned by the Investor has been registered with the SEC.

     On June 30, 2005, one of our stockholders converted $350,000 of his debt owed by the Company into shares of Common Stock at $0.75 per share. The remaining amount of debt owed to the stockholder totaled $488,149 and was combined into one promissory note. The note is payable in 25 monthly installments of $21,711 and accrues interest at 10% per year. On November 28, 2005, the Company issued a promissory note to this same stockholder who loaned $75,000 for the purpose of providing acquisition funds to the Company to purchase certain assets of PIWS. The promissory note is payable in interest only monthly installments for three months and afterwards, it begins paying 24 monthly installments of $3,461. The note accrues interest at 10%. At December 31, 2005, the Company owed this stockholder $455,058.

     On June 30, 2005, another stockholder converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt including accrued interest owed to the stockholder totaled
$23,728 and was combined into one convertible promissory note. The note is payable in 12 monthly installments of $2,086 and accrues interest at 10% per year. On November 28, 2005, the Company issued a promissory note to this same stockholder who loaned $75,000 for the purpose of providing acquisition funds to the Company to purchase certain assets of PIWS. The promissory note is payable in interest only monthly installments for three months and afterwards, it begins paying 24 monthly installments of $3,461. The note accrues interest at 10%. At December 31, 2005, the Company owed this stockholder $87,159.

     On June 30, 2005, four shareholders of the Company converted a total amount of $1,063,604 in debt, accrued salaries and related accrued interest into 1,418,140 shares of Common Stock. Also, on June 30, 2005, the Company issued 155,195 stock options, exercisable at $0.75 per share, to two shareholders in settlement of $116,396 in accrued salaries and related accrued interest.

     The Company is obligated under various installment notes payable for the purchase of equipment with a cost of $594,268. The notes, which bear interest at rates ranging from 7.0% to 16.1%, are due at various dates through September 15, 2010 and are payable in monthly installments totaling approximately $15,580 consisting of principal and interest. The equipment acquired collateralizes the notes.

     We have two series of convertible debentures outstanding totaling $40,135 at December 31, 2005 and 2004. The Company has permitted the holders of the debentures to convert such amounts into our Common Stock, but these amounts reflect debentures that have not yet been converted by the holders thereof. We have not made any cash payments for interest or principal on these debentures in 2005 or 2004 and are in default thereof.

Material Commitments For Capital Expenditures

     We currently have no significant commitments for capital expenditures.

Events Subsequent to December 31, 2005

     During the first quarter in 2006, the Company issued 155,000 shares of its Common Stock at prices ranging from $1.00 to $2.00 per share for a net consideration of $264,529.

     On February 7, 2006, the Company issued two promissory notes to On Call in extinguishment of the promissory note issued on October 7, 2005 for $375,000 as part of the purchase price. The first promissory note is for $200,000 with principal and accrued interest due and payable on March 7, 2006. This note accrues interest at 10%. The second promissory note is for $175,000 and is payable in monthly installments of interest only and accrues interest at 12%. This second note matures on January 31, 2007. The first note for $200,000 was renewed and extended again on March 20, 2006 for $150,000 after the Company paid $50,000 in principal outstanding plus accrued interest. The $150,000 note matures on April 10, 2006 when all principal and accrued interest will be due and payable. This note accrues interest at 10% and was paid in full on April 10, 2006. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the modification of the debt agreement was not determined to be a substantial modification..

     On March 15, 2006, the Company issued a new convertible promissory note in the amount of $500,000 to the Investor. The promissory note is payable in 35 monthly installments of interest only with all principal and interest due on March 31, 2009. The note accrues interest at 10% for the first 12 months, 11% for months 13 through 24 and 12% for months 25 through maturity. The Company may prepay a portion or all of the amount outstanding under the terms of the note after March 31, 2007, provided that the Company notify the Investor of the Company's intent to prepay after which, the Investor will have 30 days to convert the note into the Company's Common Stock. The Investor has the right to convert the amount outstanding plus accrued but unpaid interest at the time of conversion. The conversion price agreed to is $0.85 per share during the period beginning March 15, 2006 through March 31st, 2007, $1.00 per share during the period beginning April 1, 2007 through March 31, 2008, and $1.15 per share during the period April 1, 2008 through maturity. The promissory note is secured by two PIWS mobile units. The proceeds from the promissory note were used to purchase equipment for Company expansion purposes. All conditions and covenant requirements for this note are included under the Investment Agreement.

Recently Issued Accounting Standards

     The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for small business issuers financial statements for the first annual reporting period beginning after December 15, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:
A. "Modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. B. "Modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt Statement 123(R) beginning January 1, 2006 using the modified prospective method. The impact of this Statement will require the Company to record a charge for the fair value of its stock options over the vesting period in the Consolidated financial statements.

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement is not expected to have an impact on the Company's Consolidated financial position, results of operations, or cash flows.

The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our Consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our Consolidated financial position, results of operations, or cash flows.

In June 2005, the EITF reached consensus on Issue No. 05-6 ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8: a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

Off-Balance Sheet Arrangements

During the year ended December 31, 2005, the Company had off balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $1,379,985 through 2012. The amount obligated under the lease arrangements is one operating lease totaling $807,598 payable through 2010 to a leasing firm that specializes in heavy transportation equipment financing and has financed the majority of our transportation equipment. A second obligation is an operating lease with a remaining balance of $572,387 as of December 31, 2005 and is payable through 2012 to our landlord who holds the office lease for our corporate headquarters. Both leases are routine and typical in nature and yet critical to our operations in that they provide financing that is necessary for us to provide services to our customers and house the corporate functions and operations of our Company. The operating leases are beneficial from a financial perspective in that they do not add to the liabilities of the Company as shown on our balance sheet; however, the costs of such leases are included in the Company's statement of operations and statement of cash flows for each period reported.

Item 7. Consolidated Financial Statements.

     The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements are attached to this Form 10-KSB beginning at page F-i and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in its SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     During the fourth quarter of 2005, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

     None.


                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

     Members of our Board of Directors serve until the next annual meeting of our stockholders or until their successors have been duly elected and qualified.
Our officers are elected at the Board of Directors meeting following each annual stockholders' meeting, and serve at the pleasure of our Board of Directors. Our last annual meeting was held on September 15, 2005.

     Winship B. Moody, Sr. currently serves as the audit committee's financial expert. Mr. Moody is an independent member of the Board of Directors.

     The following persons comprise the directors and executive officers of the Company as of March 31, 2006:

                             Director/Officer
Name and Age                 Since              Position(s) Held
--------------------------   ----------------   -------------------------------------------------
Matthew H. Fleeger (42)      1993               President, Chief Executive Officer and Director
Mark M. Altenau, M.D. (64)   1994               Director
Winship B. Moody, Sr. (71)   2002               Chairman of the Board of Directors of the Company
Ajit S. Brar (73)            2004               Director
David L. Mack (53)           2005               Director
Lonnie P. Cole, Sr. (43)     2004               Senior Vice President, Sales
J. Steven Evans (46)         2003               Vice President, Finance
Alan E. Larosee (52)         2004               Vice President, Operations
James M. Treat (48)          2005               Vice President, Business Development

Matthew H. Fleeger - President, and Chief Executive Officer and Director
------------------------------------------------------------------------

     Our Founder, President, Chief Executive Officer and a director, Matthew H. Fleeger, has been with the Company for 11 years, during our growth from an early stage venture capital concept to the present. Mr. Fleeger has a comprehensive background in finance, marketing and sales with several years experience in the oil and gas industry, where he was instrumental in leading Kinlaw Oil
Corporation to over $50 million in revenue. He was also a director and significant shareholder in Palm Beach Tan, Inc. ("PBT"), where he initiated the expansion of PBT from a six-store chain of tanning salons to the largest chain of indoor tanning salons in the nation with over $50 million in revenue. While at PBT, he funded the development of Mystic Tan, Inc., now the largest manufacturer and distributor of UV Free Spray-On tanning systems in the world. He has extensive experience in corporate structuring, mergers and acquisitions, joint ventures and a variety of equity and debt private placement vehicles used to fund the working and expansion capital needs of small developmental and growth companies. Mr. Fleeger graduated from Southern Methodist University with a BA in Business with an emphasis in Finance and Marketing. He has been selected as a member of the International Who's Who of Business Professionals.

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

Ajit S. Brar - Director
-----------------------

     Mr. Brar joined the board in 2004 and has a background in real estate and oil and gas investments. He retired with a 27 year career with the U. S. Government and is the Managing Partner and Treasurer of four (4) 220 SMR Partnerships in Arizona, Colorado, New York, and Ohio and a partner in SMR Partnerships in Illinois, Nevada, California, Alabama and Florida.

David L. Mack - Director
------------------------

     Mr. Mack was appointed to the Board of Directors in August 2005 as the designated representative of Tate Investments, LLC, a shareholder of the Company. Mr. Mack is Vice President of Sales with Spangler Computer, the largest ISP and wireless broadband company in the state of Wisconsin. Mr. Mack was a co-founder and President of Wisconsin wi-fi, subsequently merging that entity into Spangler Computer. Before joining Wisconsin wi-fi, Mr. Mack was involved in several start-up ventures. Mr. Mack has extensive waste management experience. In 1989, Mr. Mack co-founded and was President of Valley Flower, an industrial waste services firm, and Sharps Incinerator, a medical waste transportation and treatment firm. In 1994, Mr. Mack merged the two companies into Superior Services, Inc. ("Superior"), where he was the General Manager of their medical waste operations. Superior was an acquisition-oriented, fully-integrated solid waste services company providing solid waste collection, transfer, recycling and disposal services to more than 750,000 residential, commercial and industrial customers in 12 states. Superior had a successful public offering in 1995 and was later sold to Vivendi in 1999 for approximately $1 billion in cash.

Lonnie P. Cole, Sr. - Senior Vice President, Sales
--------------------------------------------------

     Mr. Cole joined the Company on October 1, 2004 and has 16 years of experience in the medical waste industry. From 1989 to 1995, he was Director of Sales for American 3CI, a Stericycle subsidiary. From 1996 through 1998 he was the General Manager of Sales & Operations for EnviroWaste Management of Houston. In 1999 he joined Air and Sea Environmental, a subsidiary of AmeriTech Environmental, Inc. (which was acquired by the Company in November 2003) as General Manager and Vice President of their Sales Department in Houston, Texas. Mr. Cole later joined Med-Con Waste Solutions, Inc. as President/CEO. He served in that position until we acquired Med-Con in September 2004, at which time he joined the Company.

J. Steven Evans - Vice President, Finance
-----------------------------------------

     Mr.  Evans,  CPA,  joined the  Company as  Controller  in June 2003 and was promoted to Vice President of Finance in June 2004. Prior to joining MedSolutions, he served as the Corporate Accounting Manager for Aurum Technology, Inc., a $200 million revenue information technology company that was spun off from Electronic Data Systems ("EDS") and outsources and sells software to the financial services industry. Prior to that, Mr. Evans was with KPMG, an international accounting firm and was CFO of Preferred Bank of Houston. Mr. Evans graduated from Abilene Christian University with a B.B.A. in Accounting.

Alan E. Larosee -Vice President, Operations
-------------------------------------------

     Mr. Larosee joined the Company in August 2004 serving as Vice President of Operations. Mr. Larosee came to us with over 20 years of experience in medical waste management and project development. Mr. Larosee is a seasoned professional with a strong record of achievement in strategic planning, permitting, regulatory affairs, financing, budgeting, marketing, sales and hazardous materials management. His prior experience includes Health and Safety manager with Clean Harbors, Inc. of Braintree, MA, General Manager for Medigen, Inc. (a division of Clean Harbors) based in New York, NY, Project Manager for Bio-Container International of Montville, NJ, Director of Operations for ECOAIRE, Inc. of Hollywood, FL, and most recently Vice President/Partner with Healthy Home Environmental, Inc., Nanuet, NY. Mr. Larosee received his BS in Business Management from Bryant College in Smithfield, Rhode Island.

James M. Treat - Vice President, Business Development
-----------------------------------------------------

     Mr. Treat joined the Company in May 2005 as Vice President of Business Development. Mr. Treat has over 24 years in leadership positions in start-up ventures, turn-around businesses and growth organizations. His experience includes cross-functional leadership roles in strategic planning, marketing and business development, finance, accounting and budgeting, strategic alliances and partnerships, acquisitions and due diligence. He comes to our Company from Stericycle Inc. where he served as a senior executive in their largest district which included Texas, Oklahoma, Louisiana, Mississippi, Alabama and Florida with district annual sales of $24 million. While at Stericycle, Mr. Treat was fully responsible for the district gross margin, contract negotiations, legal issues, management staffing, business development, strategic market planning and budgeting. Mr. Treat received his BBA in Finance and Marketing with graduate level studies in Business Administration & Law from Texas Tech University in Lubbock, Texas.

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

     Based on the review of copies of such forms furnished to us and written representations that no other forms were required, during the 2005 fiscal year and prior fiscal years the following executive officers, directors and greater than 10% beneficial owners failed to file on a timely basis, as disclosed in the such forms, reports required by Section 16(a) of the Exchange Act:

     o    Mr. Fleeger did not report two transaction on a timely basis on a Form
          4. These transactions were subsequently reported on Form 4 during the 2005 fiscal year and on Mr. Fleeger's Form 5 for the 2005 fiscal year.
     o    Mr. Brar did not report four  transactions on a timely basis on a Form
          4. These transactions were subsequently reported on on Form 4 during the 2005 fiscal year and on Mr. Brar's Form 5 for the 2005 fiscal year.
     o    Mr. Evans did not report one  transaction  on a timely basis on a Form
          4. This transaction was reported on Mr. Evans' Form 5 for the 2005 fiscal year.
     o    Dr. Altenau did not report one transaction on a timely basis on a Form
          4. This transaction was reported on Dr. Altenau's Form 5 for the 2005 fiscal year.
     o Mr. Moody did not report three transactions on a timely basis on a Form 4. These transactions were reported on Form 4 during the 2005 fiscal year and on Mr. Moody's Form 5 for the 2005 fiscal year.
     o Mr. Larosee did not report three transactions on a timely basis on Form 4. These transactions were subsequently reported on Form 4 during the 2005 fiscal year and on Mr. Larosee's Form 5 for the 2005 fiscal year.
     o Mr. Treat did not report his initial ownership on a timely basis on a Form 3 upon his appointment as an executive officer of the Company. This ownership was reported on Form 3 during the 2005 fiscal year. Mr. Treat also did not report one transaction on a timely basis on a Form
          4. This transaction was reported on Mr. Treat's Form 5 for the 2005 fiscal year.
     o Mr. Mack did not report his initial ownership on a timely basis on a Form 3 upon his appointment to the Board of Directors. This ownership was reported on Form 3 during the 2005 fiscal year. Mr. Mack also did not report one transaction on a timely basis on a Form 4. This transaction was reported on Mr. Mack's Form 5 for the 2005 fiscal year.
     o Tate Investments, LLC did not report his initial ownership on a timely basis on a Form 3 upon its acquisition of beneficial ownership of 10% of the Company's Common Stock. This ownership was reported on Form 3 during the 2005 fiscal year. Tate Investments, LLC also did not report two transactions on a timely basis on a Form 4. These transactions were reported on Tate Investments, LLC's Form 5 for the 2005 fiscal year.

Code of Ethics

     The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.


Item 10. Executive Compensation.

     The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2005, to each of its most highly compensated officers of the Company.

                                 Summary Compensation Table
                                     Annual Compensation
                                 --------------------------

                                                               Other Annual      All other
Name and Principal Position      Year   Salary(1)   Bonus(2)   Compensation(3)   Compensation
------------------------------   ----   ---------   --------   ---------------   ------------
Matthew H. Fleeger...........    2005   $206,184    $61,177          --          $6,000(4)
  President, Chief               2004   $204,910        --           --          $9,355(4)
  Executive Officer, Director    2003   $233,218        --           --          $3,612(4)
                                                        --



Lonnie P. Cole, Sr...........    2005   $100,000    $42,000          --             --
  Senior Vice President, Sales   2004   $ 34,231        --


J. Steven Evans..............    2005   $ 92,917        --           --             --
  Vice President, Finance and    2004   $ 70,000        --           --             --
  Chief Accounting Officer       2003   $ 31,635

Alan Larosee.................    2005   $ 83,167        --           --             --
  Vice President, Operations     2004   $ 28,800                     --

James M. Treat                   2005   $ 59,667        --           --             --
  Vice President, Business
  Development

--------------------------------------------------------------------------------

     (1) Salary includes accrued but unpaid salaries in each year as follows:
               Matthew  H.  Fleeger  -2005  -  $6,184,  2004 -  $43,000;  2003 -
               $50,000;
               Lonnie P. Cole, Sr. - 2005 - $8,000, 2004 - $10,000

     (2) Cash bonuses were awarded to Mr. Fleeger and Mr. Cole in accordance with their Employment Agreements with the Company. Certain awards were accrued and payment deferred into 2006.

     (3) During 2005, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company:

                                                                        Compensation
                          Accrued     Loans at     Total     Number of    Element
                       Salary at End   End of    Converted     Shares     Charged
Name of Officer           Of Year       Year    During Year  Converted   to Expense
------------------     -------------  --------  -----------  ---------  -------------
Matthew H. Fleeger        $ 8,556        --      $337,761     450,348        --


     During 2004, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company:

                                                                        Compensation
                          Accrued     Loans at     Total     Number of    Element
                       Salary at End   End of    Converted     Shares     Charged
Name of Officer           Of Year       Year    During Year  Converted   to Expense
------------------     -------------  --------  -----------  ---------  -------------
Matthew H. Fleeger       $315,687     $105,760       --          --          --



     During 2003, the following named officers were authorized to convert their accrued salaries and loans into Common Stock of the Company:

                                                                        Compensation
                          Accrued     Loans at     Total     Number of    Element
                       Salary at End   End of    Converted     Shares     Charged
Name of Officer           Of Year       Year    During Year  Converted   to Expense
------------------     -------------  --------  -----------  ---------  -------------
Matthew H. Fleeger       $241,650     $220,502       --          --          --

     (4) Represents gasoline for automobile and disability insurance premiums in 2005, 2004 and 2003.

     In November 2005 the Board of Directors adopted a compensation program for outside directors. The principal components of the plan call for specific Common Stock awards for service on the board (30,000 shares per person plus an additional 20,000 for the Chairman), for service on committees of the board, including the audit committee, the compensation committee and the stock option committee (10,000, 5,000 and 5,000 shares, respectively), and an additional 10,000 shares for service as chairman of the audit committee, 5,000 additional shares for service as chairman of the compensation committee and 5,000 additional shares for service as chairman of the stock option committee. Further, the Board of Directors adopted to keep the compensation for board meeting attendance the same as 2004 and 2003 of $1,000 or $500 per meeting attended in person or by telephone, respectively. The Company recognized an expense in 2005 of $100,667 for outside director compensation. In addition, the Board of Directors authorized the payment of interest to board members and officers who have advanced funds to the Company from time to time or who have unpaid accrued salaries unpaid by the Company. Accordingly, the Company charged $48,800 and $67,200 to interest expense in 2005 and 2004, respectively for such interest accruals.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth each certain information concerning the number of shares of Common Stock owned beneficially as of April 11, 2006 by: (i) persons known to us to own more than five percent of any class of our voting securities; (ii) each of our directors and the executive officers named in Item 10 above; and (iii) all our directors and executive officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

                                                                Number of Shares
           Name and Address of Beneficial Owner              Beneficially Owned(1)     Percent of Class(2)
                                                             ---------------------     -------------------
Matthew H. Fleeger, President, CEO and Director                  1,254,684(3)                5.7%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
Mark Altenau, M.D., Director                                     2,645,959(4)               12.0%
     12750 Merit Drive -Park Central VII, Suite 770
     Dallas, Texas 75251
Winship B. Moody, Sr., Chairman of the Board of Directors          799,888(5)                3.6%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
Ajit S. Brar, Director                                             799,542(6)                3.6%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
David L. Mack, Director                                             60,000(7)                0.3%
    12750 Merit Drive - Park Central VII, Suite 770
    Dallas, Texas 75251
Lonnie P. Cole, Sr., Senior Vice President, Sales                  149,000(8)                0.7%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas  75251
Steve Evans, Vice President, Finance
     12750 Merit Drive -Park Central VII, Suite 770
     Dallas, Texas  75251                                          112,332(9)                0.5%



Alan Larosee, Vice President, Operations
     12750 Merit Drive -Park Central VII, Suite 770
     Dallas, Texas  75251                                          183,333(10)               0.8%
James M. Treat, Vice President, Business Development
     12750 Merit Drive - Park Central VII, Suite 770
     Dallas, Texas 75251                                           130,000(11)               0.6%
All Directors and Executive
Officers as a Group (9 persons)                                  6,134,738(12)              27.9(1(3))
Tate Investments, LLC                                            3,549,774(14)               16.1%
     12750 Merit Drive - Park Central VII, Suite 770
     Dallas, Texas 75251

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding shares owned as of April 11, 2006, by the person indicated and shares underlying warrants, options and/or convertible debt and accrued interest thereon owned by such person on April 11, 2006, that were exercisable within 60 days of that date.

(2) Applicable percentage ownership is based on 22,021,467 voting shares of Common Stock outstanding on April 11, 2006.

(3) Includes 670,790 shares owned by Preston Harris Interests, Inc., a Texas corporation, of which Mr. Fleeger is the president and majority stockholder, 26,295 shares of Common Stock underlying convertible accrued salaries, and options for 210,947 shares of common stock at December 31, 2005. (See Certain Relationships and Related Transactions.)

(4) Includes options for 62,500 shares of Common Stock.

(5) Includes 12,159 shares of Common Stock underlying convertible debt and accrued interest thereon and options for 92,000 shares of common stock. (See Certain Relationships and Related Transactions.)

(6)  Includes   options  for  82,875  shares  of  Common  Stock.   (See  Certain
Relationships and Related Transactions.)

(7)  Includes   options  for  60,000  shares  of  Common  Stock.   (See  Certain
Relationships and Related Transactions.)

(8) Includes 149,000 shares owned by Med-Con Waste Solutions, Inc., a Texas corporation, of which Mr. Cole was the President and Chief Executive Officer.

(9) Includes options for 112,332 shares of Common Stock.

(10) Includes options for 183,333 shares of Common Stock.

(11) Includes options for 130,000 shares of Common Stock.

(12) Includes 972,441 shares of Common Stock underlying convertible debt and accrued interest thereon, convertible accrued salaries, convertible advances from stockholders, and stock options at December 31, 2005. (See Certain Relationships and Related Transactions.)

(13) Applicable percentage ownership is based on 22,021,467 voting shares of Common Stock outstanding on April 11, 2006, and on shares issuable within 60 days of April 11, 2006.

(14) Includes 2,011,312 shares of Common Stock underlying convertible debt as of March 31, 2006.


                      Equity Compensation Plan Information
                            (as of December 31, 2005)

---------------------------------------------- ------------------- ------------------- ---------------------
                                                                                             Number of
                                                                                             securities
                                                                                        remaining available
                                                    Number of                           for future issuance
                                                 securities to be                           under equity
                                                   issued upon       Weighted-average    compensation plans
                                                   exercise of      exercise price of        (excluding
                                                   outstanding         outstanding           securities
                                                options, warrants   options, warrants   reflected in column
                                                  and rights (a)      and rights (b)          (a)) (c)
---------------------------------------------- ------------------- ------------------- ---------------------
Equity compensation plans approved by
      Security holders.......................
                                                     626,837              $1.00               223,163
---------------------------------------------- ------------------- ------------------- ---------------------
Equity compensation plans not approved by
      Security  holders......................
                                                         --                  --                   --
---------------------------------------------- ------------------- ------------------- ---------------------
      Total..................................        626,837              $1.00               223,163
---------------------------------------------- ------------------- ------------------- ---------------------

Employment Agreements

     Matthew H. Fleeger  serves as the Company's  President and Chief  Executive
Officer and entered into a three-year employment agreement dated December 30, 2004 to be effective as of January 1, 2005. Mr. Fleeger is entitled to receive an annual base salary of $200,000, increased 5% annually, and is also entitled to be paid a cash bonus of $25,000 on April 15, 2005. Pursuant to the Executive
Target Bonus Program, Mr. Fleeger is also eligible for an annual bonus based on the Company achieving certain goals related to EBITDA. Any such bonus will be paid to Mr. Fleeger in the form of a stock option to purchase a number of shares of Common Stock equal to the amount of such bonus at an exercise price per share of Common Stock equal to the fair market value (as such term is defined in the Company's 2002 Stock Option Plan or any successor plan thereto) of such Common
Stock as of the effective date that such option is granted; provided, however, that in the event that Mr. Fleeger becomes the owner of equity securities of the Company representing more than 10% of the total combined voting power of all classes of equity securities of the Company, the exercise price per share of Common Stock shall be equal to 110% of the fair market value of such Common
Stock as of the effective date that such option is granted; provided further, however, that Mr. Fleeger shall have the option, in his sole discretion, to receive up to 50% of the amount of any such bonus in the form of cash in lieu of such stock option. Pursuant to the Executive Target Bonus Program, Mr. Fleeger may be eligible for the following bonuses:


---------------------------------- ------------------------------------------------------
        EBITDA Target Range                              Bonus Amount
---------------------------------- ------------------------------------------------------
   At least:      But less than:

--------------- ------------------ ------------------------------------------------------
   $1,000,000       $1,100,000                             $25,000
--------------- ------------------ ------------------------------------------------------
   $1,100,000       $1,200,000                             $30,000
--------------- ------------------ ------------------------------------------------------
   $1,200,000       $1,300,000                             $35,000
--------------- ------------------ ------------------------------------------------------
   $1,300,000       $1,400,000                             $40,000
--------------- ------------------ ------------------------------------------------------
   $1,400,000       $1,500,000                             $45,000
--------------- ------------------ ------------------------------------------------------
   $1,500,000       $1,600,000                             $50,000
--------------- ------------------ ------------------------------------------------------
   $1,600,000       $1,700,000                             $55,000
--------------- ------------------ ------------------------------------------------------
   $1,700,000       $1,800,000                             $60,000
--------------- ------------------ ------------------------------------------------------
   $1,800,000       $1,900,000                             $65,000
--------------- ------------------ ------------------------------------------------------
   $1,900,000       $2,000,000                             $70,000
--------------- ------------------ ------------------------------------------------------
   $2,000,000       $2,100,000                             $75,000
--------------- ------------------ ------------------------------------------------------
   $2,100,000           NA         Mr. Fleeger and the Board of Directors, or a duly
                                   authorized committee thereof, shall negotiate the
                                   amount of Mr. Fleeger's bonus in good faith; provided,
                                   however, that such amount shall in no event be less
                                   than the sum of $75,000 plus an additional $5,000 for
                                   each $100,000 of EBITDA over $2,100,000.
--------------- ------------------ ------------------------------------------------------

     Mr. Lonnie P. Cole, Sr. serves as a Senior Vice President in charge of our Sales Department. Mr. Cole entered into a three-year employment agreement dated September 30, 2004 to be effective as of October 1, 2004. Mr. Cole is to receive a base salary of $100,000 annually and is eligible for bonus incentives based on the Company achieving certain goals related to revenue growth.

     Mr. J. Steven Evans serves as Vice President of Finance in charge of our Finance and Accounting Department. Mr. Evans entered into a three-year employment agreement dated February 1, 2005. Mr. Evans is to receive a base salary of $95,000 annually and is eligible for bonus incentives based on personal performance and the Company achieving certain financial goals.

     Mr. Alan Larosee serves as Vice President of Operations. Mr. Larosee entered into a three-year employment agreement dated March 1, 2005. Mr. Larosee is to receive a base salary of $95,000 annually and is eligible for bonus incentives based on personal performance and the Company achieving certain financial goals.

     Mr. James M. Treat serves as Vice President of Business Development. Mr. Treat entered into a three-year employment agreement dated December 1, 2005. Mr. Treat is to receive a base salary of $100,000 annually and is eligible for bonus incentives based on personal performance and the Company achieving certain financial goals.

Item 12..Certain Relationships and Related Transactions.

     We have certain notes owed to our stockholders and officers. At December 31, 2005 and 2004, such amounts are as follows:

                                             December 31,
                                        2005              2004
                                     ----------        ----------
     Vivian Eriksen                  $  239,805        $  365,704
     Winship Moody, Sr.                  87,159           298,717
     Matthew Fleeger                      8,556           421,447
     Ajit Brar                          455,058           845,992
     Tate Investments, LLC              975,000               --
                                     ----------        ----------
       Total                         $1,765,578        $1,931,860
                                     ==========        ==========

Loans from Directors and Stockholders

     On June 30, 2005, Mr. Winship Moody, our Chairman, converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt including accrued interest owed to Mr. Moody totaled $23,728 and was combined into one convertible promissory note. The note is payable in 12 monthly installments of $2,086 and accrues interest at 10% per year. On November 28, 2005, the Company issued a new promissory note to Mr. Moody who loaned $75,000 for the purpose of providing acquisition funds to the Company to purchase certain assets of PIWS. The promissory note is payable in interest only monthly installments for three months and afterwards, it begins paying 24 monthly installments of $3,461. The note accrues interest at 10%. At December 31, 2005, the Company owed Mr. Moody $87,159. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the modification of the debt agreement was not determined to be a substantial modification.

     On June 30, 2005, Mr. Ajit Brar, one of our directors, converted $350,000 of his debt owed by the Company into shares of Common Stock at $0.75 per share. The remaining amount of debt owed to Mr. Brar totaled $488,149 and was combined into one promissory note. The note is payable in 25 monthly installments of $21,711 and accrues interest at 10% per year. On November 28, 2005, the Company issued a new promissory note to Mr. Brar who loaned $75,000 for the purpose of providing acquisition funds to the Company to purchase certain assets of PIWS. The promissory note is payable in interest only monthly installments for three months and afterwards, it begins paying 24 monthly installments of $3,461. The note accrues interest at 10%. Earlier in 2005, Mr. Brar advanced the Company $50,000 which was converted into 50,000 shares of Common Stock on December 31, 2005. At December 31, 2005, the Company owed Mr. Brar $455,058. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the modification of the debt agreement was not determined to be a substantial modification.

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

Item 13. Exhibits and Reports on Form 8-K.

     (a)    Exhibits.

     3.1 Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of Sate of the State of Texas on November 12, 1993 (filed as Exhibit
3.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.2 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on January 10, 1994 (filed as Exhibit 3.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.3 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on January 31, 1996 (filed as Exhibit 3.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.4 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on November 12, 1996 (filed as Exhibit 3.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.5 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on December 23, 1999 (filed as Exhibit 3.5 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.6 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on June 27, 2001 (filed as Exhibit 3.6 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.7 Bylaws, as amended, of MedSolutions, Inc. (filed as Exhibit 3.7 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.2 Form of Subscription Agreement (filed as Exhibit 4.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.3 Stock Purchase Option, dated January 15, 1997, between MedSolutions, Inc. and Gary S. Krall (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).(*)

     4.4 Certificate of Designation of the Series A 10% Convertible Preferred Stock, as filed with the Texas Secretary of State on November 12, 2004 (filed as
Exhibit 4.1 to the Company's Form 8-K filed on November 12, 2004, and incorporated herein by reference).

     10.1 Firm Commitment Agreement, dated October 31, 2000, between Lilly Beter Capital Group, Ltd. and MedSolutions, Inc. (filed as Exhibit 10.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     10.2 Loan Conversion and Common Stock Agreement between Mark M. Altenau, M.D. and MedSolutions, Inc., dated July 31, 2000 (filed as Exhibit 10.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     10.3 Contractor Services Agreement effective May 28, 1995, as amended, between MedSolutions, Inc. and The University of Texas Medical Branch at Galveston (filed as Exhibit 10.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     10.4 Memorandum of Agreement, dated June 15, 2001, between MedSolutions, Inc. and Intercontinental Manufacturing Company (filed as Exhibit 10.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     10.5 Exclusive Medical Waste Service Agreement, dated March 21, 2002, between EnviroClean Management Services, Inc. and Christus Spohn Health System (filed as Exhibit 10.5 to the Company's Form 10-QSB filed on August 16, 2002, and incorporated herein by reference).+

     10.6 Medical Waste Transportation and Disposal Agreement, dated March 1, 2001, between EnviroClean Management Services, Inc., and Trinity Mother Frances Regional Health Center (filed as Exhibit 10.6 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).+

     10.7 Amended and Restated Promissory Note dated July 31, 2001 by MedSolutions, Inc. to Mark M. Altenau, M.D. for $171,666.67 (filed as Exhibit
10.7 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

     10.8 Amended and Restated Loan Conversion and Common Stock Agreement between Mark M. Altenau, M.D. and MedSolutions, Inc., dated July 31, 2001 (filed as Exhibit 10.8 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

     10.9 Amendment 4 to the Contractor Services Agreement between MedSolutions, Inc. and University of Texas Medical Branch at Galveston (Exhibit 10.9) (filed as Exhibit 10.9 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

     10.10 LBCG Financing Proposal (filed as Exhibit 10.10 to MedSolutions, Inc.'s Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

     10.11 Purchase Agreement for the purchase of an autoclave for MedSolutions, Inc.'s Garland facility between EnviroClean Management Services, Inc. and BondTech, Inc. (filed as Exhibit 10.11 to the Company's Form 10-QSB filed on August 19, 2002, and incorporated herein by reference).

     10.12 Promissory Note dated August 28, 2002 by MedSolutions, Inc. to Vivian Eriksen for $202,250.79. (filed as Exhibit 10.12 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

     10.13 Promissory Note dated August 28, 2002 by MedSolutions, Inc. to Vivian Eriksen for $90,000.00. (filed as Exhibit 10.13 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

     10.14 Promissory Note dated August 28, 2002 by MedSolutions, Inc. to Vivian Eriksen for $322,749.21. (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

     10.15 Asset Purchase Agreement and related exhibits thereto, dated November 7, 2003, between MedSolutions, Inc. and AmeriTech Environmental, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on November 24, 2003, and incorporated herein by reference).

     10.16  Promissory Note dated March 7, 2004, by  MedSolutions,  Inc. to Ajit
S. and Saroj Brar for $500,000.00. (filed as Exhibit 10.16 to the Company's Form 10-QSB filed on July 14, 2004, and incorporated herein by reference).

     10.17 Promissory Note dated July 7, 2004, by MedSolutions, Inc. to Ajit S. Brar for $250,000.00.

     10.18 Promissory Note dated September 27, 2004 by MedSolutions, Inc. to Ajit S. Brar for $150,000.

     10.19 Promissory Note dated September 29, 2004 by MedSolutions, Inc. to Winship Moody for $150,000.

     10.20 Promissory Note dated November 7, 2003 by MedSolutions, Inc. to Winship Moody for $238,225.

     10.21 Promissory Note dated July 19, 2004 by MedSolutions, Inc. to Don McAfee for $35,562.99.

     10.22 Asset Purchase Agreement, dated as of September 30, 2004, by and between MedSolutions, Inc. and Med-Con Waste Solutions, Inc. (filed as Exhibit
2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).

     10.23  Promissory Note dated December 6, 2004 by MedSolutions, Inc. to Ajit
S. Brar for $100,000.

     10.24 Employment Agreement dated September 30, 2004 between MedSolutions, Inc.and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

     10.25 Employment Agreement dated December 30, 2004 between MedSolutions, Inc. and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

     10.26 Employment Agreement dated February 1, 2005 between MedSolutions, Inc. and J. Steven Evans (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).*

     10.27 Employment Agreement dated March 1, 2005 between MedSolutions, Inc. and Alan Larosee (filed as Exhibit 10.15 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).*

     10.28 Promissory Note dated June 30, 2005 by MedSolutions, Inc. to Ajit S. Brar for $488,149 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

     10.29 Promissory Note dated June 30, 2005 by MedSolutions, Inc. to Winship Moody for $23,728(filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

     10.30 Investment Agreement dated as of July 15, 2005 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

     10.31 General Business Security Agreement dated as of July 15, 2005 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

     10.32 Deed of Trust dated as of July 15, 2005 granted by EnviroClean Management Services, Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

     10.33 Loan Agreement dated as of July 29, 2005 between EnviroClean Management Services, Inc. and Park Cities Bank (filed as Exhibit 10.21 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).

     10.34 Promissory Note dated as of July 29, 2005 issued by EnviroClean Management Services, Inc. to Park Cities Bank for $325,000 (filed as Exhibit
10.22 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).

     10.35 Asset Purchase Agreement dated as of August 29, 2005, by and between MedSolutions, Inc. and On Call Medical Waste Service, Ltd. (filed as Exhibit
10.1 to the Company's Current Report on Form 8-K filed on August 31, 2005, and incorporated herein by reference).

     10.36 Promissory Note dated February 14, 2005 by MedSolutions, Inc. to Ajit S. Brar for $75,000 (filed as Exhibit 10.26 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).

     10.37 Promissory Note dated February 17, 2005 by MedSolutions, Inc. to Winship Moody for $75,000 (filed as Exhibit 10.27 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).

     10.38 Promissory Note dated October 7, 2005 issued by MedSolutions, Inc. to On Call Medical Waste Service, Ltd. for $375,000.**

     10.39 Promissory Note dated November 28, 2005 issued by MedSolutions, Inc. to Ajit S. Brar for $75,000.**

     10.40 Promissory Note dated November 30, 2005 issued by MedSolutions, Inc. to Winship Moody for $75,000.**

     10.41 Promissory Note dated February 7, 2006 issued by MedSolutions, Inc. to On Call Medical Waste Service, Ltd. for $200,000.**

     10.42 Promissory Note dated February 7, 2006 issued by MedSolutions, Inc. to On Call Medical Waste Service, Ltd. for $175,000.**

     10.43 First Amendment to Investment Agreement dated as of March 15, 2006 between MedSolutions, Inc. and Tate Investments, LLC.**

     10.44 Loan Agreement dated as of March 15, 2006 between MedSolutions, Inc. and Tate Investments, LLC.**

     10.45 Convertible Secured Promissory Note dated March 15, 2006 issued by MedSolutions, Inc. to Tate Investments, LLC for $500,000.**

     10.46 Security Agreement dated as of March 15, 2006 between MedSolutions, Inc. and Tate Investments, LLC.**

     10.47 Employment Agreement dated December 1, 2005 between MedSolutions, Inc. and James Treat.**

     10.48 Asset Purchase Agreement dated as of November 30, 2005, by and between MedSolutions, Inc. and Positive Waste Impact Services, LLC Solutions, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on December 5, 2005, and incorporated hereby in reference).

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

     (b) Reports on Form 8-K.


     A report on Form 8-K was filed on December 5, 2005 reporting the acquisition by the Company of certain of the assets of Positive Impact Waste Solutions, LLC.

     A report on Form 8-K/A was filed on December 7, 2005 reporting the financial statements of the business acquired and pro forma financial information relating to the Company's acquisition of On Call Medical Waste Service, Ltd. on August 29, 2005.

Item 14. Principal Accountant Fees and Services.

     Audit Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2005 and 2004 for professional services rendered for the audit of the Company's annual financial statements, the review of the financial statements included in the Company's Forms 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements totaled $86,500 and $80,000, respectively.

     Audit-Related Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2005 and 2004 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not disclosed in the paragraph captioned "Audit Fees" above were $0 and $0, respectively.

     Tax Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning, were $10,000 and $10,000, respectively.

     All Other Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2005 and 2004 for products and services, other than the services described in the paragraphs captioned "Audit Fees", "Audit-Related Fees", and "Tax Fees" above were $2,793 and $0, respectively. The fees were for professional services related to acquisitions and SEC matters.

     The  Audit  Committee  has  established  its   pre-approval   policies  and
procedures, pursuant to which the Audit Committee approved the foregoing services provided by Marcum & Kliegman, LLP in 2005.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MEDSOLUTIONS, INC.


Dated:  April 17, 2006                  By: /S/ Matthew H. Fleeger
                                           -------------------------------------
                                           Matthew H. Fleeger
                                           President and Chief Executive Officer

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

        Signature                          Title                    Date
        ---------                          -----                    ----

 /s/ Matthew H. Fleeger         President, Chief Executive     April 17, 2006
---------------------------     Officer and Director
Matthew H. Fleeger

 /s/ Winship B. Moody, Sr.      Chairman of the Board of       April 17, 2006
---------------------------     Directors
Winship B. Moody, Sr.

 /s/ Mark M. Altenau            Director                       April 17, 2006
---------------------------
Mark M. Altenau, M.D.

 /s/ Ajit S. Brar               Director                       April 17, 2006
---------------------------
Ajit S. Brar

/s/ David L. Mack               Director                       April 17, 2006
---------------------------
David L. Mack

                               MEDSOLUTIONS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                      ----------
 PART II - FINANCIAL INFORMATION:


    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F-1


    CONSOLIDATED BALANCE SHEETS                                          F-2
      At December 31, 2005 and 2004


    CONSOLIDATED STATEMENTS OF OPERATIONS                                F-3
      For the Years Ended December 31, 2005 and 2004


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)      F-4 - F-5
      For the Years Ended December 31, 2005 and 2004


    CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-6 - F-7
      For the Years Ended December 31, 2005 and 2004


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8 - F-43

To the Board of Directors
MedSolutions, Inc.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of MedSolutions, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedSolutions, Inc. as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                              MARCUM & KLIEGMAN, LLP

New York, New York
March 17, 2006


                               MEDSOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                             December 31,
                                                                        2005            2004
                                                                    ------------    ------------
Current Assets:
  Cash                                                              $       --      $       --
  Accounts receivable - trade, net of allowance of
    $69,240 and $88,835                                                1,405,603         979,080
  Prepaid expenses and other current assets                              258,523         240,428
  Supplies                                                                14,106          11,911
                                                                    ------------    ------------
      Total Current Assets                                             1,678,232       1,231,419

Property and equipment - at cost, net of accumulated
  depreciation of $1,836,756 and $1,335,071                            3,150,504       1,636,265
Intangible assets - Customer list, net of accumulated
  amortization of $624,770 and $235,858                                1,437,912         897,980
Intangible assets - Goodwill                                           2,597,021       1,495,173
Intangible assets - permits                                               65,007          59,764
Other assets                                                             102,126          43,034
                                                                    ------------    ------------
      Total Assets                                                  $  9,030,802    $  5,363,635
                                                                    ============    ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Note payable to bank                                              $       --      $     22,493
  Convertible debentures                                                  40,135          40,135
  Current maturities of long-term obligations                            145,628         122,571
  Accounts payable                                                     1,130,155       1,592,822
  Accrued liabilities                                                    962,327       1,741,064
  Note payable - AmeriTech Environmental, Inc.                              --           750,000
  Current maturities - notes payable to Tate Investments, LLC            250,000            --
  Current maturities - notes payable to Med-Con                          157,861         467,820
  Current maturities - notes payable to On Call                          495,819            --
  Current maturities - notes payable to Positive Impact                  360,669            --
  Current maturities - notes payable stockholders                        487,891         588,618
  Current maturities - litigation settlements                             26,735         186,253
  Advances from stockholders                                              19,004         171,845
                                                                    ------------    ------------
      Total Current Liabilities                                        4,076,224       5,683,621

Long-term obligations, less current maturities                           806,952         399,100
Notes payable - Tate Investments, LLC, less current maturities           725,000            --
Notes payable - Med-Con, less current maturities                         274,749            --
Notes payable - On Call, less current maturities                         119,541            --
Notes payable - Positive Impact, less current maturities                 489,331            --
Notes payable - stockholders, less current maturities                    359,131         951,358
Litigation settlements, less current maturities                             --            26,736
                                                                    ------------    ------------
      Total Liabilities                                                6,850,928       7,060,815
                                                                    ------------    ------------
Commitments and Contingenciees

Stockholders' Equity (Deficiency):
 Preferred stock (par value $.001) - 100,000,000
   shares authorized at December 31, 2005 and December 31,
   2004, respectively, 283,172 shares issued and outstanding
   at December 31,2005 and 143,333 shares issued at December
   31, 2004 (liquidation preference $424,758 - 2005;
   $215,000 - 2004)                                                          283             143
Common stock (par value $.001) - 100,000,000 shares authorized at December 31, 2005 and December 31,2004; 21,854,467 shares issued and 21,842,267 outstanding at December 31, 2005 and
   18,141,242 shares issued and 18,129,042 outstanding at
   December 31, 2004                                                      21,854          18,141
Additional paid-in capital                                            24,658,145      21,595,614
Accumulated deficit                                                  (22,482,408)    (23,293,078)
Treasury stock, at cost - 12,200 shares at December 31, 2005
   and December 31, 2004                                                 (18,000)        (18,000)
                                                                    ------------    ------------
        Total Stockholders' Equity (Deficiency)                        2,179,874      (1,697,180)
                                                                    ------------    ------------

        Total Liabilities and Stockholders' Equity (Deficiency)     $  9,030,802    $  5,363,635
                                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------


Revenues                                           $  9,415,558    $  7,926,330
Cost of revenues *                                    5,680,379       5,692,801
                                                   ------------    ------------
Gross profit                                          3,735,179       2,233,529

Operating expenses:
 Selling, general and administrative expenses         2,449,460       2,202,697
 Depreciation and amortization                          751,257         579,332
 Impairment of customer list                               --           139,330
                                                   ------------    ------------
 Total operating expenses                             3,200,717       2,921,359
                                                   ------------    ------------
                                                        534,462        (687,830)


Other (income) expenses:
 Interest expense                                       374,260         317,854
 ATE settlement                                        (650,468)           --
 Other income                                              --           (13,050)
                                                   ------------    ------------
                                                       (276,208)        304,804
                                                   ------------    ------------
Net income (loss)                                  $    810,670    $   (992,634)

Preferred stock dividend                                (40,875)         (7,000)
                                                   ------------    ------------
Net income (loss) applicable to common
stockholders                                       $    769,795    $   (999,634)
                                                   ============    ============
Basic net income (loss) per share
attributable to common stockholders                $       0.04    $      (0.06)
                                                   ============    ============
Diluted net income (loss) per share
attributable to common stockholders                $       0.04    $      (0.06)
                                                   ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                          19,482,720      18,113,411
                                                   ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                           20,316,988      18,113,411
                                                   ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

* Excludes depreciation of $501,865 and $392,825 for the years ended December 31, 2005 and 2004, respectively.


                               MEDSOLUTIONS, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                      MSI Preferred Stock
                                                         Series A                    MSI Common Stock
                                                ----------------------------    ----------------------------
                                                   Shares         Amount           Shares          Amount
                                                ------------    ------------    ------------    ------------
Year Ended December 31, 2005
----------------------------

Balance - December 31, 2004                          143,333    $        143      18,141,242    $     18,141
MSI preferred stock sold for cash                    139,839             140            --              --
MSI common stock sold for cash
  net of transaction costs of $50,443                   --              --         1,667,672           1,668
MSI common stock issued for ATE settlement              --              --            60,746              61
MSI common stock returned by directors                  --              --           (20,000)            (20)
MSI common stock issued for debt conversions            --              --         1,468,140           1,468
MSI common stock issued for acquisitions                --              --           536,667             536
Preferred stock dividend                                --              --              --              --

Net income                                              --              --              --              --
                                                ------------    ------------    ------------    ------------
Balance - December 31, 2005                          283,172    $        283      21,854,467    $     21,854
                                                ============    ============    ============    ============




                          ****************************


                                                 Additional
                                                  Paid-in        Accumulated     Treasury
                                                  Capital         Deficit          Stock           Total
                                                ------------    ------------    ------------    ------------

Year Ended December 31, 2005
----------------------------

Balance - December 31, 2004                     $ 21,595,614    $(23,293,078)   $    (18,000)   $ (1,697,180)
MSI preferred stock sold for cash                    209,618            --              --           209,758
MSI common stock sold for cash
  net of transaction costs of $50,443              1,077,099            --              --         1,078,767
MSI common stock issued for ATE
  settlement                                          83,006            --              --            83,067
MSI common stock issued for director
  fees                                               100,689            --              --           100,689
MSI common stock returned by directors                    (2)           --              --               (22)
MSI common stock issued for debt conversions       1,228,532            --              --         1,230,000
MSI common stock issued for acquisitions             404,464            --              --           405,000
Preferred stock dividend                             (40,875)           --              --           (40,875)

Net income                                              --           810,670            --           810,670
                                                ------------    ------------    ------------    ------------
Balance - December 31, 2005                     $ 24,658,145    $(22,482,408)   $    (18,000)   $  2,179,874
                                                ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                MSI Preferred Stock
                                                 MSI Common Stock                    Series A
                                            ----------------------------    ----------------------------
                                               Shares          Amount          Shares          Amount
                                            ------------    ------------    ------------    ------------
Year Ended December 31, 2004:
-----------------------------

Balance - December 31, 2003                   18,084,703    $     18,084            --      $       --
MSI common stock sold for cash                   100,000             100            --              --
MSI preferred stock sold for cash                   --              --           143,333             143
MSI common stock issued for bonuses              115,000             115
MSI common stock bonuses cancelled by the
Company                                             --              --              --              --
MSI common stock issued in partial
  payment for assets of Bray                      29,867              30            --              --
MSI common stock issued for consulting
  services                                         8,500               9            --              --
MSI common stock issued for director fees         20,000              20            --              --
MSI common stock reversal of shares
  issued due to clawback provision for
  AmeriTech acquisition                         (365,828)           (366)           --              --
MSI common stock issued in partial
  payment for assets of Med-Con                  149,000             149            --              --

Net loss                                            --              --              --              --
                                            ------------    ------------    ------------    ------------
Balance - December 31, 2004                   18,141,242    $     18,141         143,333    $        143
                                            ============    ============    ============    ============



                             ***********************

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


                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                              For the Years Ended
                                                                  December 31,
                                                           --------------------------
                                                               2005           2004
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                        $   810,670    $  (992,634)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                            751,258        579,332
      Gain on disposal of fixed asset                             --          (11,194)
      Impairment of customer list                                 --          139,330
      Provision for bad debts                                    3,000         59,000
      Gain on ATE settlement                                  (650,468)          --
      Cancellation of accrued bonuses                             --         (144,500)
      Litigation settlement                                    (53,023)          --
      Stock issued for other services                             --            8,500
      Stock options issued for director fees                   100,667           --
    Changes in assets (increase) decrease:
      Accounts receivable                                     (375,950)       295,685
      Supplies                                                  (2,195)           867
      Prepaid expenses and other current assets                128,244        309,516
      Other non-current assets                                 (64,335)       (72,151)
    Changes in liabilities increase (decrease)
      Accounts payable,accrued liabilities & litigation
      settlements                                             (959,282)        40,821
                                                           -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                              (311,414)       212,572
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (225,713)      (350,104)
  Proceeds from disposal of fixed asset                           --           10,115
  Asset acquisition of Bray Medical Waste Service                 --          (11,200)
  Asset acquisition of Med-Con Waste Solutions, Inc.              --         (250,000)
  Asset acquisition of On Call Medical Waste, Ltd.            (375,000)          --
  Asset acquisition of Cooper Biomed, Ltd.                     (40,000)          --
  Asset acquisition of Positive Impact Waste Solutions        (700,000)          --
                                                           -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                 (1,340,713)      (601,189)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                        209,758        215,000
  Proceeds from sale of common stock                         1,129,210        130,000
  Proceeds from note payable - stockholders                  1,375,000      1,150,000
  Cash paid for transaction costs associated with equity
    transactions                                               (50,443)          --
  Dividend on preferred stock                                  (37,250)          --
  Payments on long-term obligations to stockholders           (521,053)      (603,020)
  (Repayments to) advances from stockholders                  (152,840)      (186,550)
  Payments on long-term obligations to others                 (300,255)      (316,813)
                                                           -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES              1,652,127        388,617
                                                           -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         --             --

CASH AND CASH EQUIVALENTS - BEGINNING                             --             --
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS - END                            $      --      $      --
                                                           ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                          For the Years Ended
                                                              December 31,
                                                       --------------------------
                                                           2005           2004
                                                       -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                        $   430,803    $   236,384
                                                       ===========    ===========
  Income taxes paid                                    $      --      $      --
                                                       ===========    ===========
  Issuance of notes payable for property & equipment   $   601,518    $   148,855
                                                       ===========    ===========
  Common stock reclaimed in connection to clawback
    provision regarding AmeriTech acquisition                 --      $   254,433
                                                       ===========    ===========

  Notes payable converted into MSI common stock        $   775,843    $      --
                                                       ===========    ===========
  Accrued salaries and related interest converted
    into MSI common stock and stock options            $   454,157    $      --
                                                       ===========    ===========

  Insurance premiums financed with debt                $   163,804    $   125,000
                                                       ===========    ===========

  Director fees paid with non plan stock options       $   100,667    $    85,500
                                                       ===========    ===========

Net assets acquired and liabilities assumed (See
    Acquisitions Note 4)

Total purchase price                                   $ 3,150,900    $ 1,256,048
Less: cash consideration paid                           (1,115,000)      (261,200)
                                                       -----------    -----------
Non-cash consideration                                 $ 2,035,900    $   994,848
                                                       ===========    ===========

Short term note                                        $   740,000    $   750,000
Long term note                                             800,000           --
Common stock issued                                        405,000        171,400
Liabilities assumed                                           --           71,448
Acquisition costs                                           90,900          2,000
                                                       -----------    -----------
Allocation of non-cash consideration                   $ 2,035,900    $   994,848
                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 DESCRIPTION OF BUSINESS
------------------------------

MedSolutions, Inc. ("MSI" or the "Company") was incorporated in Texas in 1993, and through its subsidiary, EnviroClean Management Services, Inc. ("EMSI"), principally collects, transports and disposes of regulated medical waste in north Texas, south Texas, Oklahoma, Louisiana and Arkansas. MSI markets, through its wholly-owned subsidiary SharpsSolutions, Inc. ("Sharps"), a reusable sharps container service program to healthcare facilities that we expect will virtually eliminate the current method of utilizing disposable sharps containers. Another subsidiary of MSI, ShredSolutions, Inc. ("Shred"), markets a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information ("PHI") and other confidential documents, primarily those generated by healthcare providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). The Company operates another wholly owned subsidiary, Positive Impact Waste Servicing, Inc., which uses mobile treatment equipment to treat and dispose of regulated medical waste on site. Positive Impact Waste Servicing, Inc. was acquired by the Company's from its asset acquisition from Positive Impact Waste Solutions, Ltd. ("PIWS") on November 30, 2005. The assets acquired by the Company from PIWS included customer contracts and equipment.

Liquidity and Capital Resources
-------------------------------

Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common and Preferred Stock through private offerings to certain individuals, primarily existing stockholders, and from loans and advances received from certain stockholders. Revenues during 2005 were approximately $125,000 per month higher, stemming primarily from organic growth and from acquisitions in the second half of 2005. The Company continues to pursue acquisition targets to expand its existing business. The principal uses of liquidity are payments for labor, fuel, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services.

Historically, we have met our cash requirements based on a combination of revenues from operations, stockholder loans and advances, and proceeds from the sale of debt and equity securities. Based on the projected operations for 2006, management believes cash to be generated from operations and funds raised from other alternative sources if needed, will be sufficient to satisfy the Company's historical and current cash obligations.


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries, EMSI, SharpsSolutions, Inc., ShredSolutions, Inc., Positive Impact Waste Servicing, Inc. doing business as EnviroClean On-Site, Inc., and EnviroClean Transport, Inc. All significant inter-company balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------

The Company's trade accounts receivable is stated net of an allowance for doubtful accounts of $69,240 and $88,835 at December 31, 2005 and 2004, respectively. Our assumptions in determining the adequacy of the allowance for doubtful accounts include reviewing historical charge-offs over the previous two years, and analyzing current aging reports by performing a specific review of customer balances for possible payment problems. Based on our review, the allowance for doubtful accounts is adjusted accordingly.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplies
--------

Supplies are stated at the lower of average cost or fair value and consist primarily of medical waste containers and supplies provided to our medical waste generator customers.

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

Goodwill and Intangible Assets
------------------------------

To determine the adequacy of the carrying amounts on an ongoing basis, the Company performs its annual impairment test at the end of the year each December 31, unless triggering events indicate that an event has occurred which would require the test to be performed sooner. The Company monitors the performance of its intangibles by analyzing the expected future cash flows generated from such related intangibles to ensure their continued performance. If necessary, the Company may hire an outside independent consultant to appraise the fair value of such assets.

As of December 31, 2005, goodwill totaled $2,597,021. This amount is a result of six acquisitions where goodwill was recorded in five of those acquisitions as part of the purchase price. With regard to the AmeriTech Environmental, Inc. ("ATE") acquisition, purchased on November 7, 2003, goodwill was recorded in the amount of $969,387. With regard to the B. Bray Medical Waste Service ("Bray") acquisition, purchased on January 1, 2004, goodwill was recorded in the amount of $3,600. Our third acquisition, Med-Con Waste Solutions, Inc. ("Med-Con"), was purchased on September 30, 2004 and goodwill was recorded in the amount of $522,186. Our fourth acquisition, On Call Medical Waste, Ltd. ("On Call"), was purchased on August 29, 2005 and goodwill was recorded in the amount of $653,922. Our sixth acquisition, Positive Impact Waste Solutions, Ltd. ("PIWS") was purchased on November 30, 2005 and goodwill was recorded in the amount of $447,926. All of the goodwill associated with these acquisitions is deductible for income tax purposes.

As of December 31, 2005, intangible assets were $1,437,912, net of accumulated amortization, of $624,770, and consisted almost entirely of customer lists recorded from the acquisitions mentioned above. All values assigned to customer list were derived by independent appraisals and were assigned lives of 5 years over which to amortize the assigned cost..

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------------------------------------------------------------


      Year Ended December 31,              Amount
      ----------------------             ----------

               2006                      $  370,423
               2007                         370,423
               2008                         343,672
               2009                         232,543
               2010                         120,851
                                         ----------
                                         $1,437,912
                                         ==========

Both the goodwill and customer list values are subject to an annual impairment test.

As of December 31, 2005, the Company determined there was no impairment of its goodwill or intangible assets. For the year ended December 31, 2004, the Company recorded an impairment of $139,330 on the ATE customer list.

Convertible Notes and Convertible Preferred

The Company accounts for conversion options embedded in convertible notes and convertible preferred stock in accordance with Statement of Financial Accounting Standard ("SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes and mandatorily redeemable preferred shares, as host instruments, are deemed to be conventional as that term is described in the implementation guidance provided in paragraph 61 (k) of Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19. SFAS 133 provides for an additional exception to this rule when the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics and risks of the host instrument.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE  2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for convertible notes (deemed conventional) and non-conventional convertible debt instruments classified as equity under EITF 00-19 "Accounting for Derivative Financial Investments Indexed to, and potenially settled in, a Company's own stock " ("EITF 00-19") and in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5"), EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. During 2005, the Company issued $1,000,000 in principal of convertible notes with an embedded conversion option, which was classified as equity. There was no intrinsic value related to this debt instrument and accordingly, there was no recorded debt discount.

The Company determined that the conversion option embedded in its Series A Preferred stock is not a free standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.


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

Revenue Recognition and Processing Costs
----------------------------------------

We recognize revenue for our medical waste services at the time the medical waste is collected from our customers. Revenue is only recognized for arrangements with customers in which (1), there is persuasive evidence of a contract or agreement which sets forth the terms of the arrangement; (2), services have been rendered; (3), our prices are fixed, determinable and agreed upon; and, (4), collectibility is reasonably assured.

Fair Value of Financial Instruments
-----------------------------------

The recorded carrying values of accounts receivable, accounts payable, and other long-term obligations are considered to approximate the fair values of such financial instruments because of the short maturities.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE  2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Periods Ended December 31, 2005 and 2004 (in thousands)
                                                            2005         2004
                                                         ---------    ---------
Net income (loss) applicable to common stockholders,
Prior to stock-based employee compensation               $     770    $  (1,000)

Stock-based employee compensation cost                        --           --
                                                         ---------    ---------

Net income (loss) applicable to common stockholders,
as reported                                              $     770    $  (1,000)

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                            (291)        (162)
                                                         ---------    ---------
Pro-forma net income (loss) under
fair value method - Basic                                $     479    $  (1,162)

Effect of dilutive securities
         Preferred Stock                                        41         --

         Convertible notes payable and advances
         interest expense                                       45         --
                                                         ---------    ----------
Pro-forma net income (loss) under
fair value method - Dilutive                             $     565    $  (1,162)
                                                         =========    =========
Net income (loss) per share applicable to
common stockholders - Basic                              $    0.04    $   (0.06)

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                           (0.01)       (0.01)

Pro-forma loss per share applicable to
common stockholders- Basic                               $    0.03    $   (0.07)
                                                         =========    =========
Net income (loss) per share applicable to
common stockholders- Diluted                             $    0.04    $   (0.06)

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                           (0.01)       (0.01)

Pro-forma net income (loss) per share
attributable to common stockholder- Diluted              $    0.03    $   (0.07)
                                                         =========    =========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------------------------------------------------------------


The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the year ended December 31, 2005 and 2004, the Company granted 566,673 and 228,118 stock options,(fair value $0.51 and $0.74 per share for 2005 and 2004, respectively) respectively to employees under an adopted 2002 Employee Stock Option Plan. The exercise price of the stock options was $1.00 (which is above the estimated market value of the Company's common stock) and vest immediately. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. During the years ended December 31, 2005 and 2004, respectively, the Company granted its directors 100,667 and 85,500, non plan stock options, respectively. The options were granted in lieu of payment of director fees. The total number of stock options outstanding as of December 31, 2005 and 2004, was 1,132,740 and 268,118 respectively. In calculating the fair values of the stock options, the following assumptions were used:

                                                  YEAR                YEAR
                                               2005 GRANTS         2004 GRANTS

Dividend yield                                     --                  --
Weighted average expected life:                 5 years             5 years
Weighted average risk-free interest rate         4.25%               3.27%
Expected volatility                             92.00%              80.39%


Income (Loss) Per Share of Common Stock
---------------------------------------
Basic net income (loss) per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

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


                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------------------------------------------------------------

                                                             2005            2004
                                                         ------------    ------------
Numerator:
   Net income (loss)                                     $    810,670    $   (992,634)
   Convertible preferred stock
     dividends                                                (40,875)         (7,000)
                                                         ------------    ------------
   Numerator for basic earnings per
     share - income available to
     common stockholders                                 $    769,795    $   (999,634)

   Effect of dilutive securities:
     Preferred stock dividends                                 40,875            --
     Convertible notes payable
       and advances interest expense                           44,987            --
                                                         ------------    ------------
                                                         $     85,862    $       --
                                                         ------------    ------------
      Numerator for diluted earnings
per share - income available to common
stockholders after assumed conversions                   $    855,657    $   (999,634)

Denominator:
   Denominator for basic earnings per share - weighted
average shares                                             19,482,170      18,113,411

   Effect of dilutive securities:
     Convertible accrued salaries                              35,060            --
     Preferred convertible stock                              250,528            --
     Convertible debentures and
     unpaid interest                                           58,334            --
     Note payable to stockholders and
     accrued interest                                         441,353            --
     Advances from stockholders                                48,992            --
                                                         ------------    ------------
        Total potentially dilutive
        securities                                            834,267            --

Denominator for diluted earnings per share - adjusted
weighted average shares and assumed conversions            20,316,437      18,113,411
                                                         ============    ============
Basic earnings per share                                 $       0.04    $      (0.06)
                                                         ============    ============
Diluted earnings per share                               $       0.04    $      (0.06)
                                                         ============    ============



For the year ended December 31, 2005, 1,132,740 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares ($0.75), and therefore their inclusion would have been anti-dilutive. For the year ended December 31, 2004, common stock equivalents totaling 2,206,306 that consisted of options, convertible accrued wages and convertible securities were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. In connection with the anti-dilution provisions of the Tate Agreement (see note 11) the Company may be required to lower the conversion price to a level that could result in a change in control upon conversion. The anti-dilution provision provides for adjustment to the conversion price of such Tate Agreement whereby the Company is required to achieve certain earnings targets for 2006 and 2007.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------------------------------------------------------------

Advertising Expenses
--------------------

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2005 and 2004 approximated $20,256 and $79,149, respectively.

Environmental Expenditures
--------------------------

Environmental expenditures are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets' environmental safety or efficiency. All other environmental expenditures are expensed. Liabilities for environmental expenditures are accrued when it is probable that such obligations have been incurred and the amounts can be reasonably estimated. Currently, there are no ongoing environmental issues or activities. At December 31, 2005 and 2004, there have been no amounts recorded as capitalized assets related to any environmental costs.

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

NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS
-------------------------------------------

The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for small business issuers financial statements for the first annual reporting period beginning after December 15, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
-------------------------------------------------------


A. "Modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. B. "Modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt Statement 123(R) beginning January 1, 2006 using the modified prospective method. The impact of this Statement will require the Company to record a charge for the fair value of its stock options over the vesting period in the Consolidated financial statements.

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement is not expected to have an impact on the Company's Consolidated financial position, results of operations, or cash flows.

The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our Consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
-------------------------------------------------------

modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our Consolidated financial position, results of operations, or cash flows.

In June 2005, the EITF reached consensus on Issue No. 05-6 ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on our Consolidated financial position, results of operations, or cash flows.


In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8: a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements. In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 4 ACQUISITIONS
-------------------

Positive Impact Waste Solutions, Ltd. ("PIWS")
----------------------------------------------

On November 30, 2005, the Company acquired certain assets, including customer contracts, and took over the regulated medical waste operations of Positive Impact Waste Solutions, LLC, a Delaware limited liability company ("PIWS"), in exchange for a combination of cash, promissory notes and shares of the Company's common stock, par value $.001 (the "Common Stock"). Pursuant to the definitive asset purchase agreement (the "Agreement") dated as of November 30, 2005 ("the Closing Date"), by and between the Company and PIWS, the transaction was accomplished by an assignment by PIWS to the Company of all of its regulated medical waste disposal customer contracts, which cover approximately 250 customers. The other assets acquired consisted primarily of six mobile treatment units.

The purchase price for the acquired assets was (i) $700,000 cash, (ii) a promissory note in the original principal amount of $300,000 bearing no interest and payable in three equal installments of principal in the amount of $100,000 each, with the first such installment due on March 30, 2006, the second such installment due on July 28, 2006, and the third such installment due on November 30, 2006, (iii) a promissory note in the original principal amount of $550,000, bearing interest at the annual rate of 8%, and payable in six equal installments of interest only in the amount of $3,666.66 each due monthly beginning on December 30, 2005, and 54 monthly installments of principal and interest in the amount of $12,161.83 each thereafter; (iv) and 360,000 shares of Common Stock. The purchase price for the acquired assets may be adjusted downward (x) depending upon the amount of revenues realized by the Company from the customer contracts acquired from PIWS for the ensuing three months following the closing of the transaction; and (y) if PIWS fails to deliver assignments of its customer contracts acquired by the Company representing at least 90% of the aggregate revenues represented thereby within 90 days of the closing of the transaction (or 180 days of the closing of the transaction if PIWS has delivered at least 75% but less than 90% of such contracts within 90 days of the closing of the transaction). Any such adjustment to the purchase price will be deducted 33% from the principal amount of the $300,000 note, 33% from the principal amount of the $550,000 note, and 34% by redemption and cancellation of the shares of Common Stock issued to PIWS. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders, and loans from two additional shareholders. The purchase price was determined largely based upon the amount of revenues PIWS has generated from its regulated medical waste disposal business and the value of the equipment acquired. Pursuant to the asset purchase agreement and the transaction documents related thereto, PIWS granted the Company the exclusive right to service customers located within the states of Texas and Kansas with

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 4 ACQUISITIONS (continued)
-------------------------------

Positive Impact Waste Solutions, Ltd. ("PIWS") (continued)
----------------------------------------------------------

PIWS' mobile treatment units, and also granted the Company certain rights of first refusal with respect to such exclusive right in additional states.

MedSolutions purchased the following assets shown in the following table in exchange for the amount paid.:

                Purchase price:
                  Cash paid                      $  700,000
                  Promissory notes                  850,000
                  Common stock, 360,000 shares      270,000
                  Acquisition related costs          55,400
                                                 ----------
                  Total purchase price           $1,875,400
                                                 ==========
                Assets acquired:
                  Equipment                      $1,148,475
                  Allocation to customer list,
                  to be amortized over 5 years      279,000
                  Allocation to goodwill            447,925
                                                 ----------
                  Total net assets acquired      $1,875,400
                                                 ==========

Subsequent to December 31, 2005, it was determined that PIWS had not complied with the terms of Section 5.09 of the Agreement where they were obligated to assign to the Company, within 90 days from the Closing Date, executed contracts for PIWS' existing customers as of the Closing Date in a form acceptable to the Company. As a result of this non-compliance and in accordance with the terms of the Agreement, the Company may be entitled to a reduction in the total purchase price of the assets acquired based upon a calculation of average monthly revenue represented by the contracts not submitted to the Company for acceptance. The purchase price adjustment, if any, has yet to be determined. Such adjustment would reduce the amount of notes payable and common stock issued to PIWS by the Company as part of the consideration for the purchase price paid to PIWS for assets acquired and a corresponding reduction in the amount assigned first to the customer list and the remaining amount, if any to goodwill.

On Call Medical Waste Service, Ltd. ("On Call")
-----------------------------------------------

On August 29, 2005, we acquired certain assets including customer contracts from On Call for a total purchase price of $1,155,500. The purchase price for the acquired assets was (i) $375,000 cash, (ii) a promissory note in the original principal amount of $250,000 bearing interest at a rate per annum of 8%, payable in 24 equal monthly installments of principal and interest with the first such installment due on December 27, 2005, (iii) a promissory note in the original principal amount of $375,000, with no interest (payable within 90 days from Closing and paid in full on April 10, 2006), with the principal amount subject to adjustment if On Call fails to deliver consents to the assignment of its

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 4 ACQUISITIONS (continued)
-------------------------------

customer contracts acquired by the Company representing at least 90% of both the number of such customers and the aggregate revenues represented thereby within 90 days of the closing of the transaction (or 180 days of the closing of the transaction if On Call has delivered at least 75% but less than 90% of such contracts within 90 days of the closing of the transaction), and due on the fifth business day after the earlier to occur of the delivery of 90% of such contracts or an adjustment, (iv) 166,667 shares of Common Stock at $0.75 per share, and (v) $30,500 of transaction costs incurred by the Company. The note was subsequently modified into two notes. The first note of $200,000 is payable on April 10, 2006 and the $175,000 note is payable on January 31, 2007. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the modification of the debt agreement was not determined to be a substantial modification. The principal amount of the $250,000 promissory note may be decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from On Call for the ensuing three months following the closing of the transaction. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders.

MedSolutions purchased the following assets shown in the following table in exchange for the amount paid.

                 Purchase price:
                   Cash paid                              $  375,000
                   Promissory notes                          625,000
                   Common stock, 166,667 shares              125,000
                   Acquisition related costs                  30,500
                                                          ----------
                   Total purchase price                   $1,155,500
                                                          ==========
                 Assets acquired:
                   Accounts receivable, net               $   48,078
                   Vehicles                                   57,500
                   Allocation to customer
                     list, to be amortized over 5 years      396,000
                   Allocation to goodwill                    653,922
                                                          ----------
                   Total net assets acquired              $1,155,500
                                                          ==========
Cooper Biomed, Ltd. ("Cooper")
------------------------------

On September 30, 2005, we acquired certain assets, principally customer contracts, from Cooper for a total purchase price of $120,000. The purchase price for the acquired assets was (i) $40,000 cash, (ii) a promissory note in the original principal amount of $40,000 with no interest, with the principal amount subject to adjustment if Cooper fails to deliver consents to the assignment of its customer contracts acquired by the Company representing at least 90% of both the number of such customers and the aggregate revenues represented thereby within 90 days of the closing of the transaction (or 180 days of the closing of the transaction if Cooper has delivered at least 75% but less than 90% of such contracts within 90 days of the closing of the transaction), and due on the fifth business day after the earlier to occur of the delivery of 90% of such contracts or an adjustment, (iii) a promissory note in the original principal amount of $25,000, without interest, payable in one

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE  4  ACQUISITIONS (continued)
---------------------------------

installment of principal in the amount of $25,000 due on the 120th day after the Closing Date and subject to adjustment as described below, (iv) 10,000 shares of Common Stock valued at $1.00 per share, and (v) $5,000 of transaction costs incurred by the Company. The purchase price was allocated to customer list
($114,505) and to accounts receivable ($5,495). The principal amount of the $25,000 promissory note may be decreased depending upon the amount of revenues realized by the Company from the customer contracts acquired from Cooper for the ensuing three months following the closing of the transaction. The Company may be entitled to a reduction in the total purchase price of the assets acquired based upon a calculation of average monthly revenue represented by the contracts not submitted to the Company for acceptance. The purchase price adjustment, if any, has yet to be determined and is expected to be de minimus. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders.


Med-Con Waste Solutions, Inc. ("Med-Con")
-----------------------------------------

On September 30, 2004, the Company acquired certain assets, including a customer list, of Med-Con in an acquisition accounted for as a purchase for a total purchase price of $1,222,448. The purchase price for the acquired assets was (i) $250,000 cash, (ii) a promissory note in the original principal amount of $500,000 bearing interest at a rate per annum of 7%, payable in 30 equal monthly installments of principal and interest with the first such installment due on January 1, 2005, (iii) a promissory note in the original principal amount of $250,000, with no interest, and with the principal amount and the due date subject to adjustment based upon the delivery by Med-Con to the Company of consents to the assignment of the customer contracts acquired from Med-Con within 75 days of the closing of the transaction, (iv) and 149,000 shares of Common Stock. The principal amount of the $500,000 promissory note was adjustable depending upon the amount of revenues realized by the Company from the customer contracts acquired from Med-Con for the ensuing 90 days following the closing of the transaction. The Company, based on an independent appraisal, assigned $574,500 (adjusted to $497,610 based on subsequent purchase price adjustment) to the customer list acquired and established a useful life of five years over which to amortize the assigned cost. Amortization expense of the customer list for each year will approximate $99,522.

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE  4  ACQUISITIONS (continued)
---------------------------------


MedSolutions purchased assets and assumed liabilities shown in the following table in exchange for the amount paid:

              Description                                  Amount

        Purchase price:
        Cash paid                                        $  250,000
        Promissory notes                                    750,000
        Common stock, 149,000 shares                        149,000
        Liabilities assumed                                  71,448
        Acquisition related costs                             2,000
                                                         ----------

        Total purchase price                             $1,222,448
                                                         ==========

        Assets acquired:

        Equipment                                        $   71,448
        Allocation to customer list, to be
          amortized over five years                         574,500
        Allocation to goodwill                              576,500
                                                         ----------

        Total assets acquired                            $1,222,448
                                                         ==========



On May 18, 2005, the Company and Med-Con restructured the two notes payable that were in default. The agreement calls for the $346,220 note (originally $500,000) plus accrued interest of $10,000 to be paid in 48 equal monthly payments of $8,896, and an increase of the original interest rate from seven percent (7%) to eight (8%). With regard to the second note of $145,000 (originally $250,000), the agreement calls for 24 equal monthly installments of $6,691 with the note accruing interest at ten percent (10%). In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the modification of the debt agreement was not determined to be a substantial modification.


Bray Medical Waste Service
--------------------------

Effective January 1, 2004, the Company acquired the customer contracts and took over the regulated medical waste operations of B. Bray Medical Waste Service, a Texas sole proprietorship. The purchase price for the acquired assets (i $11,200 cash and (ii 29,867 shares of the Company's Common Stock valued at $22,400 for a total purchase price of $33,600, allocated $30,000 to customer list and $3,600 to goodwill.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



NOTE 4 ACQUISITIONS (continued)
-------------------------------


Pro Forma Results
-----------------


The following table presents the pro-forma combined results of operations of the Company for its 2005 results and acquisitions as if they had been combined from the beginning of 2005 and 2004.


                                            Pro forma     Pro forma
                                            Combined      Combined
                                           At December   At December
                                            31, 2005      31, 2004


          Revenues:
            Net Sales                      $11,090,832   $  9,059,435
                                           ===========   ============

            Net income (loss)              $   450,092   $ (1,295,005)
                                           ===========   ============
          Basic net income (loss) per
          common share                     $      0.02   $      (0.07)
                                           ===========   ============
          Diluted net income (loss) per
          common share                     $      0.02   $      (0.07)
                                           ===========   ============
          Weighted average common shares
          outstanding - basic               19,922,190     18,350,978
                                           ===========   ============
          Weight average common shares
          outstanding - diluted             20,756,459     18,350,978
                                           ===========   ============



The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of the beginning of the 2005 and 2004 years, nor are they necessarily indicative of future consolidated results.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



NOTE 5 PROPERTY AND EQUIPMENT
-----------------------------

Property and equipment consisted of the following:

                                             At December 31,
                                         -----------------------
                                            2005         2004      Useful Life
                                         ----------   ----------   -----------

       Land                              $  151,180   $   58,680        --
       Building                           1,050,711      777,560     20 years
       Furniture and equipment            3,785,369    2,135,096   3 to 5 years
                                         ----------   ----------
                                          4,987,260    2,971,336
       Less:  Accumulated depreciation    1,836,756    1,335,071
                                         ----------   ----------
       Property and Equipment, Net       $3,150,504   $1,636,265
                                         ==========   ==========

Depreciation of property and equipment for the years ended December 31, 2005 and 2004 amounted to $501,685 and $392,825, respectively.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 6 INCOME TAXES
-------------------

The current year's Federal and State income tax provision consists substantially of minimum taxes. The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:



                                         Years Ended
                                     ------------------
                                       2005        2004
                                     -------     -------
Statutory federal income tax rate      34.0%      (34.0%)
State income taxes, net of
     federal income tax benefit         6.0%       (6.0%)
Adjustment for change in valuation
     allowance                         (40.0)      40.0%
                                     -------     -------
                                        --          --
                                     =======     =======


Temporary differences between the financial statement and tax basis of assets and liabilities which give rise to a significant portion of deferred tax assets and deferred tax liabilities were as follows:



                                                    Year Ended
                                            --------------------------
                                               2005           2004
                                            -----------    -----------
          Deferred Tax Assets:
            Operating loss carryforwards    $ 7,500,000    $ 7,800,000
            Accounts receivable allowance        28,000         36,000
                                            -----------    -----------
            Total Tax Assets                $ 7,528,000    $ 7,836,000
                                            -----------    -----------


          Deferred Tax Liabilites:
            Fixed Assets                    $   238,000    $   353,000
            Goodwill and intangibles            213,000        141,000
                                            -----------    -----------
            Total Tax Liabilities               451,000        494,000
            Less- Valuation Allowance        (7,077,000)    (7,342,000)
                                            -----------    -----------
           Net Deferred Tax Asset           $      --      $      --
                                            ===========    ===========

                               MEDSOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 6 INCOME TAXES (Continued)
-------------------------------


The valuation allowance primarily relates to the Federal and State net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize all of its tax benefits in the near future and therefore a valuation allowance was established in 2005 in the amount of $7,077,000.

As of December 31, 2005 the Company has approximately $18.8 million of federal and state net operating losses available to offset future taxable income, which if not utilized will expire through 2024. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code, as amended.

NOTE  7 ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                             At December 31,
                                         -----------------------
                                            2005         2004
                                         ----------   ----------

             Salaries                    $  118,664   $  486,373
             Payroll and other taxes        125,604      440,207
             Royalty obligation               5,000        5,000
             Interest                       116,598      173,141
             Processing expenses             37,588      100,131
             Insurance                      254,042      206,824
             Other accrued liabilities      304,831      329,388
                                         ----------   ----------
                                         $  962,327   $1,741,064
                                         ==========   ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 8 LONG-TERM OBLIGATIONS
----------------------------


Long-term obligations are comprised of the following:

                                                 At December 31,
                                               -------------------
                                                 2005       2004
                                               --------   --------

            Bank note - EMSI facilities        $505,216   $213,198
            Installment notes - equipment       447,364    308,473
                                               --------   --------
            Total indebtedness to bank and
              financial institutions            952,580    521,671

            Less:  Current maturities           145,628    122,571
                                               --------   --------
                 Total Long-Term Obligations   $806,952   $399,100
                                               ========   ========


On August 3, 2005, the Company borrowed $325,000 from a bank. The note is secured by a first lien on EMSI's facility in Houston, Texas and accrues interest at a variable rate based on the national prime rate, plus 2.0%, aggregating 9.25% at December 31, 2005. The note is payable in 60 minimum monthly installments of $3,656, including principal and interest, based upon a straight line amortization of 240 payments, and matures on August 3, 2010, with a balloon payment of $243,750. The promissory note is personally guaranteed by our President and Chief Executive Officer. The total amount outstanding at December 31, 2005 is $319,583.

In July 1996, the Company borrowed $367,500 from a bank. The note is secured by a first lien on EMSI's facility in Garland, Texas, and accrues interest at a variable rate based on the national prime rate, plus 2.5%, aggregating 6.75% at December 31, 2005. The note is payable in minimum monthly installments of principal and interest totaling $3,100 and matures in July 2011. The Company's President and Chief Executive Officer has guaranteed this debt. The total amount outstanding at December 31, 2005 is $185,632.

The Company is obligated under various installment notes payable for the purchase of equipment with an aggregate cost of $594,268. The notes, which bear interest at rates ranging from 7.0% to 16.1%, are due at various dates through September 15, 2010 and are payable in monthly installments totaling approximately $15,580 consisting of principal and interest. The equipment acquired collateralizes the notes.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



NOTE 8 LONG-TERM OBLIGATIONS (Continued)
----------------------------------------

Aggregate maturities of long-term indebtedness (including the notes payable - stockholders described in Note 9 below) and the Smart Jobs litigation and the Surety Bond litigation settlements described in Note 13 below subsequent to December 31, 2005 are as follows:



            Year Ended December 31,                             Amount
            -----------------------                           ----------

                     2006                                     $1,971,810
                     2007                                        851,080
                     2008                                      1,094,919
                     2009                                        308,725
                     2010                                        451,072
                     2011 and thereafter                          21,700
                                                              ----------
                                                              $4,699,306
                                                              ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



NOTE  9  NOTES PAYABLE - STOCKHOLDERS

On June 30, 2005, a stockholder converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt owed to the stockholder totaled $488,149 and was combined into one convertible promissory note with similar terms. The note is payable in 25 monthly installments of $21,711 and accrues interest at 10% per year. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the modification to the debt agreement was not determined to be a substantial modification. On November 29, 2005, the same stockholder loaned the Company $75,000 to fund part of the purchase price of the PIWS acquisition. The note accrues interest at 10% and is payable in monthly installments of interest only for three months and begins monthly and interest payments of $3,461 for 24 months beginning in March, 2006. At December 31, 2005, the total obligation to the stockholder was $455,058.

On June 30, 2005, another stockholder converted $350,000 of convertible debt owed by the Company into Common Stock at $.75 per share. The remaining amount of debt including accrued interest owed to the stockholder totaled $23,728 and was combined into one promissory note. The note is payable in 12 monthly installments of $2,086 and accrues interest at 10% per year. In accordance with EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the modification of the debt agreement was not determined to be a substantial modification. On November 29, 2005, the same stockholder loaned the Company $75,000 to fund part of the purchase price of the PIWS acquisition. The note accrues interest at 10% and is payable in monthly installments of interest only for three months and begins monthly and interest payments of $3,461 for 24 months beginning in March, 2006. At December 31, 2005, the total obligation to the second stockholder was $87,159.

At September 30, 2005, the Company issued $65,000 in promissory notes to Cooper Biomed as part of the purchase price with regard to certain assets that were purchased (See Note 4). At December 31, 2005, the amount outstanding to this stockholder was $65,000.

On August 28, 2002, the Company received loans totaling $615,000 from a third stockholder of the Company. The notes payable to the stockholder bear interest at the rate of 10 percent per annum, are payable monthly, and commenced
September 28, 2002 for a period of 60 months. The total monthly payment amount is $13,067. The loans are secured by a second lien deed of trust on the Garland, Texas plant. At December 31, 2005, the total obligation to the third stockholder was $239,805.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



NOTE 10 CONVERTIBLE DEBENTURES
------------------------------

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

Due to cash constraints, the Company was not able to redeem this balance at the stated maturity date of March 31, 1999. In addition, the Company is delinquent in its payment of interest on the outstanding debentures. The Company is still allowing the holders to convert Series I Debentures into MSI common stock at a conversion rate of $1.50 per share. Accrued interest payable on the debentures as of December 31, 2005 and 2004 totaled $42,812 and $38,312, respectively. The principal balance at December 31, 2005 and 2004 was $30,000.

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

Due to cash constraints, the Company was not able to redeem this balance at the stated maturity date of November 1, 1999. In addition, the Company is delinquent in its payment of interest on the outstanding debentures. However, the Company is still allowing the holders to convert Series II Debentures into MSI common stock at a conversion rate of $1.75 per share. Accrued interest payable on the debentures as of December 31, 2005 and 2004 totaled $7,003 and $5,989, respectively. The principal balance at December 31, 2005 and 2004 was $10,135.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 11 STOCKHOLDERS' EQUITY
----------------------------

Stock Issuances
---------------

During the year ended December 31, 2005, the Company sold 1,667,672 of Common Stock to one stockholder and to Tate Investments, LLC for net proceeds of $1,078,767, net of $50,443 in transaction costs.

Tate Investments, LLC
---------------------

On July 15, 2005, the Company entered into a definitive Investment Agreement (the "Investment Agreement") with Tate Investments, LLC, a Wisconsin limited liability company (the "Investor").

Promissory Note

Pursuant to the terms of the Investment Agreement, the Investor committed to lend up to $1,000,000 to the Company according to the terms of a 10% Senior Secured Promissory Note (the "Note") dated as of July 15, 2005. The Note is secured by the Company's and its subsidiaries' accounts receivable and by a second-lien deed of trust mortgage on the Company's Garland, Texas facility pursuant to the terms of a General Business Security Agreement and a Deed of Trust, respectively, each dated as of July 15, 2005. All outstanding amounts under the Note bear interest at the rate of 10% per year, unless the Company is in default pursuant to the terms of the Investment Agreement, in which event all outstanding amounts under the Note will bear interest at a rate equal to the prime rate as published in the Wall Street Journal from time to time plus 8%. Pursuant to the terms of the Note, the Company initially borrowed $300,000 from the Investor (the "Initial Advance"), which is repayable to the Investor in three equal monthly installments of interest only commencing August 14, 2005 and 12 equal monthly installments of principal and interest commencing thereafter. The Company may draw additional advances ("Additional Advances") against the Note through October 15, 2006 for up to an aggregate outstanding amount of $1,000,000 if it satisfies certain conditions precedent as specified in the Investment Agreement. Additional Advances must be repaid by the Company in 35 monthly payments of interest only with a final installment equal to the then-outstanding aggregate principal amount under the Note and any accrued but unpaid interest thereon due on the third anniversary of the date of the first Additional Advance. Any principal repaid under the Note may not be redrawn, except that the amount of the Initial Advance which if repaid when due will be reinstated and available for draws as Additional Advances under the Note. The Company has drawn $1,000,000 against the Note through December 31, 2005 and has repaid $50,000 of principal plus accrued interest through December 31, 2005 in accordance with the terms of the Note. As of December 31, 2005, $25,000 was available for Additional Advances under the Note.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 11 STOCKHOLDERS' EQUITY (Continued)
----------------------------------------

Tate Investments, LLC (continued)
---------------------------------

The outstanding principal amount of the Note and any accrued but unpaid interest thereon are convertible at the option of the Investor into shares of Common Stock at the initial conversion price of $0.65 per share. This initial conversion price is subject to certain anti-dilution protections as set forth in the Investment Agreement. In connection with the anti-dilution provisions of the Tate Agreement the Company may be required to lower the conversion price to a level that could result in a change in control upon conversion. The anti-dilution provision provides for adjustment to the conversion price of such Tate Agreement whereby the Company is required to achieve certain earnings targets for 2006 and 2007. As of December 31, 2005 and in accordance with the Investment Agreement, the conversion price was reduced to $0.634 per share.

Pursuant to the terms of the Investment Agreement, the Company has used the proceeds of the Initial Advance to satisfy certain obligations to the IRS and certain trade and vendor payables. The proceeds of any Additional Advances may only be used by the Company to make strategic acquisitions that are approved by the Investor.

The Company may prepay any or all of the outstanding principal amount of the Note and any accrued but unpaid interest thereon on or after January 15, 2007 without the prior consent of the Investor and without any prepayment premium or penalty; provided, however, that the Company must first provide the Investor with 30 days' prior written notice of its intent to prepay any or all of such outstanding principal amount accompanied by either an irrevocable written financing commitment or other evidence of the Company's ability to make the proposed prepayment. The Investor may, after receipt of such a prepayment notice, elect to convert any or all of such outstanding principal amount proposed to be prepaid into shares of Common Stock as discussed above. Any notice of prepayment delivered to the Investor by the Company will be irrevocable, and in the event the Company fails to prepay the amount specified in the prepayment notice (or to effectuate any conversion requested by the Investor in connection therewith) within 30 days of the delivery date of such notice, the full outstanding principal amount under the Note, together with any accrued and unpaid interest thereon, will become immediately due and payable.

Subscription Agreement

Also pursuant to the terms of the Investment Agreement, the Investor committed to purchase, and the Company committed to sell, up to $1,000,000 of its Common Stock to the Investor at the initial purchase price of $0.65 per share pursuant to the terms of a Subscription Agreement (the "Subscription Agreement") dated as of July 15, 2005. This initial purchase price is subject to certain anti-dilution protections as set forth in the Investment Agreement. Pursuant to the terms of the Subscription Agreement, the Company made an initial capital call for the purchase of, and the Investor initially purchased 461,539 shares of Common Stock from the Company at the purchase price of $0.65 per share, for an aggregate purchase price of $300,000 (the "Initial Capital Call"). The Company may make additional capital calls ("Additional Capital Calls") pursuant to the Subscription Agreement through September 30, 2006 for up to an aggregate purchase price of $1,000,000 if it satisfies certain conditions precedent as specified in the Investment Agreement.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 11 STOCKHOLDERS' EQUITY (Continued)
----------------------------------------

Tate Investments, LLC (continued)
---------------------------------

As of December 31, 2005, the Company has sold to the Investor 1,538,462 shares of Common Stock for a total consideration of $1,000,000 pursuant to the Subscription Agreement. There are no funds remaining for Additional Capital Calls pursuant to the Subscription Agreement.

Pursuant to the terms of the Investment Agreement, the Company has used the proceeds of the Initial Capital Call to satisfy certain obligations to the IRS and certain trade and vendor payables. The proceeds of the remaining Additional Capital Calls were used by the Company to make three strategic acquisitions during the last five months of 2005 that were approved by the Investor.

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

In accordance  with the  obligations of the Company  pursuant to Section 3.2 (i)
(ii) (A) of the Investment Agreement, the Company was required to realize $1,983,691 in EBITDA and $820,482 in net income as defined and calculated by the definitions in the Investment Agreement for the twelve month period ended December 31, 2005. In accordance with the Investment Agreement, should the Company fail to meet the required EBITDA or net income as defined, the Company shall issue additional shares based upon an adjustment downward from the original price of $0.65 per share by a percentage equal to the greater of the percentage difference between the required EBITDA and actual EBITDA and required net income and actual net income. The actual EBITDA results for the Company as defined by the Investment Agreement was $1,936,187 and net income was $810,670 for the twelve months ended December 31, 2005. The deficient amount from the actual results of the Company was $47,504 in EBITDA and $9,812 in net income, respectively for the twelve month period ended December 31, 2005. Therefore, the deficiency that provides the greater percentage of a downward adjustment is EBITDA which will require the Company to issue an additional 37,745 shares of Common Stock to the Investor in the second fiscal quarter of 2006 at an adjusted Conversion Price of $0.634 per share. The value of such additional shares issues approximates $24,000.

As of December 31, 2005, the Company was in default with its quarterly minimum net worth requirement as required by Section 8.11 of the Investment Agreement. The Company received a one time waiver of default from the Investor.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 11 STOCKHOLDERS' EQUITY (Continued)
----------------------------------------

Tate Investments, LLC (continued)
---------------------------------

Investor's Rights Agreement

Pursuant to the terms of the Investment Agreement, the Company, the Investor and certain shareholders of the Company entered into an Investor's Rights Agreement (the "Rights Agreement") pursuant to which the Company has granted certain demand registration rights to the Investor with respect to any shares of Common Stock obtained pursuant to the Note or the Subscription Agreement. The Rights Agreement grants the Investor one demand registration exercisable after December 31, 2006, and in the event such demand registration is exercised the Company must use its best efforts to register the Investor's shares of Common Stock until either the shares are either registered or sold pursuant to Rule 144 or another applicable registration exemption. The Rights Agreement contains no penalty provisions or settlement alternatives that would result in the issuance of additional shares of Common Stock or a cash payment to the Investor in the event that the Company is unable to register the Investor's shares. The Rights Agreement also provides unlimited piggyback registration rights to the Investor. The Rights Agreement also grants the Investor the right to designate one nominee for election to the Company's Board of Directors, or two nominees in the event that Mr. Joseph Tate, the beneficial owner of the Investor, is designated as a nominee by the Investor. On September 15, 2005, the Company's Board of Directors selected David Mack to fill a vacancy on the Board of Directors based upon the nomination by Mr. Tate. Pursuant to the terms of the Rights Agreement, the Company may not, prior to the registration of the Common Stock owned by the Investor with the Securities and Exchange Commission (the "SEC"), increase the size of its Board of Directors to more than five members unless the Investor also designates Mr. Joseph Tate as a nominee, in which event the Board of Directors may have no more than seven members. Certain shareholders of the Company who are party to the Rights Agreement have also granted certain rights of co-sale to the Investor and agreed to vote their shares of Common Stock in favor of the election of the Investor's nominee(s).

The Investor's right to designate nominees to the Company's Board of Directors continues until such time as: (i) the Investor effectuates, in one or a series of transactions, a transfer of shares of Common Stock whereby the number of shares of Common Stock owned by the Investor after such transfer is less than 75% of the number of shares of Common Stock owned by the Investor before the transfer, at which such time the Investor's right to designate nominees to the Company's Board of Directors will be reduced to the right to designate one nominee to the Company's Board of Directors; (ii) the Investor effectuates, in one or a series of transactions, a transfer of shares of Common Stock whereby the number of shares of Common Stock owned by the Investor after the transfer is less than 50% of the number of shares of Common Stock owned by the Investor prior to the transfer, at which such time the Investor's right to designate nominees to the Company's Board of Directors will terminate; or (iii) the Common Stock owned by the Investor has been registered with the SEC.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 11 STOCKHOLDERS' EQUITY (Continued)
----------------------------------------

Tate Investments, LLC (continued)
---------------------------------


On March 15, 2006, the Company issued a new convertible promissory note in the amount of $500,000 to the Investor. The promissory note is payable in 35 monthly installments of interest only with all principal and interest due on March 31, 2009. The note accrues interest at 10% for the first 12 months, 11% for months 13 through 24 and 12% for months 25 through maturity. The Company may prepay a portion or all of the amount outstanding under the terms of the note after March 31, 2007, provided that the Company notify the Investor of the Company's intent to prepay after which, the Investor will have 30 days to convert the note into the Company's Common Stock. The Investor has the right to convert the amount outstanding plus accrued but unpaid interest at the time of conversion. The conversion price agreed to is $0.85 per share during the period beginning March 15, 2006 through March 31st, 2007, $1.00 per share during the period beginning April 1, 2007 through March 31, 2008, and $1.15 per share during the period
April 1, 2008  through  maturity.  The  promissory  note is  secured by two PIWS mobile units and is cross-collateralized by the Investor's liens on the Company's accounts receivable and the Garland Facility pursuant to the Investment Agreement (as discussed above). The proceeds from the promissory note were used to purchase equipment for Company expansion purposes.

Other Stockholder's Equity Transactions

On June 30, 2005, four shareholders of the Company converted a total amount of $1,063,604 in debt, accrued salaries and related accrued interest into 1,418,140 shares of Common Stock. Also, on June 30, 2005, the Company issued 155,195 stock options, exercisable at $0.75 per share, to two shareholders in settlement of $116,396 in accrued salaries and related accrued interest. On December 31, 2005, one of the four shareholders converted another $50,000 in debt into 50,000 shares of Common Stock.

A settlement was reached between ATE and the Company on February 11, 2005 due to numerous disputes and disagreements that arose in relation ATE's representations in the asset purchase agreement. The settlement called for the modification of the promissory note to ATE from the Company to reduce the amount owed from $750,000 to $150,000, payable in two installments of $75,000 each beginning at the time that ATE delivers audited financial statements of its books and records for the nine-month period ended September 30, 2003 allowing us to comply with our Form 8-K reporting requirements with the United States Securities and Exchange Commission ("SEC"). We recorded a reduction (included in other income) of debt of approximately $650,000 during the three months ended March 31, 2005 for compensatory damages that resulted from breaches committed by ATE. Since the February 11, 2005 settlement was reached, ATE could not deliver audited financial statements as required; therefore, the remaining balance of $150,000 owed to ATE was converted into 150,000 shares of the Company's Common Stock and all remaining disputes with ATE were settled.

During the year ended December 31, 2004, the Company sold 100,000 shares of Common Stock to two stockholders for a total consideration of $130,000.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 11 STOCKHOLDERS' EQUITY (Continued)
----------------------------------------

Preferred Stock
---------------

During 2005, the Company issued 139,839 shares of Series A Preferred Stock for net proceeds of $209,758 in connection with a Private Placement Memorandum ("Memorandum") titled the Acquisition and Expansion Fund II and dated October 1, 2004. The terms of the Memorandum call for the Company to sell to accredited investors Series A 10% Convertible Preferred Stock, par value of $.001 ("Series A Preferred Stock"), and Series B 8% Convertible Preferred Stock, par value of $.001 ("Series B Preferred Stock"). The Series A Preferred Stock is being sold at a minimum of 10,000 shares and a maximum 500,000 shares at a $1.50 per share. After the Company has accepted subscriptions for 500,000 shares of Series A
Preferred Stock, up to 600,000 shares of Series B Preferred Stock are being offered at $1.75 per share. Each outstanding share of Preferred Stock will automatically convert on the second anniversary of the issuance of the Preferred Stock into one share of Common Stock, subject to certain anti-dilution protections. The Series A Preferred shares are redeemable at the option of the Company at any time prior to conversion at a price of $1.50 per share plus the amount of accrued and unpaid dividends whether or not declared. In addition, the Series A Preferred shares are convertible at the option of the holder at any time at an initial conversion price of $1.50 per share. The initial conversion price will be adjusted based upon anti-dilution provisions as described in the Certification of Designation. The preferred stock contains no provisions for redemption by the holder except in certain circumstances such as voluntary or involuntary liquidation, dissolution or winding-up of the Company. The preferred stock is considered permanent equity. During 2004, the Company sold 143,333 shares of Series A Preferred Stock for a total consideration of $215,000.

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

The Company's Board of Directors has previously approved grants of common stock and options to purchase common stock to key executives and employees, all of which were granted prior to January 1, 1999. The Company has also granted stock and options to a stockholder of the Company in connection with various loans made by the stockholder to the Company, all of which were granted prior to January 1, 1999. The option grants are for periods of two to five years. Certain options may not be exercised for a period of two years after the grant date. Options for 566,673 and 228,118 shares were granted to directors and employees during 2005 and 2004, respectively. During the year ended December 31, 2005 and 2004, respectively, the Company granted its directors 100,667 and 85,500, non plan stock options, respectively. The options were granted in lieu of payment of director fees.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Stock Grants and Options (Continued)
------------------------------------

A summary of activity involving options on the Company's common stock follows:

                                                                       Weighted
                                                                        Average
                                                            Number of  Exercise
                                                            Options      Price
                                                           ---------   ---------

Balance outstanding at December 31, 2003                      40,000   $    1.00

Granted                                                      228,118   $    1.00
Exercised                                                       --          --
Cancelled/Expired                                               --          --
                                                           ---------   ---------
Balance outstanding at December 31, 2004                     268,118   $    1.00

Granted                                                      957,076        0.92
Exercised                                                       --      ------
Cancelled/Expired                                             92,454        1.00
                                                           ---------   ---------
Balance outstanding at December 31, 2005                   1,132,740   $    0.94
                                                           =========   =========
Number of options exercisable at December 31, 2005
                                                           1,132,740   $    0.94
                                                           =========   =========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 12 WASTE MANAGEMENT FACILITY AGREEMENT
-------------------------------------------

In April 1996, EMSI acquired certain assets and assumed certain liabilities of BMI Services, Inc. ("BMI"), a medical waste transportation and management company. As part of this acquisition, BMI's contract to operate the medical waste incineration facility at UTMB in Galveston, Texas, and to provide medical waste incineration services to UTMB, was assigned to EMSI. The original contract was for an initial term of five years that ended in December 2000, but is renewable for a second five-year term (see below). The contract required EMSI to pay UTMB a monthly fixed facility usage fee on one medical waste incinerator; a monthly variable fee based on the volume of medical waste processed at the facility; and utility charges for the facility. EMSI was also responsible for repairs and maintenance costs of the facility up to an annual limit of $90,000. In return, EMSI received medical waste management fees from UTMB based on the quantity of waste processed. Such fees are determined using a progressive rate schedule, which is adjusted annually. The Company renegotiated with UTMB an amendment extending the UTMB contract until June 8, 2006.

During 2004, the Company and the University of Texas Medical Branch (UTMB) amended their operating agreement again for the incineration facility, resulting in UTMB installing at its own expense an autoclave system for waste treatment to be managed by the Company. The amendment requires the Company to pay the following estimated monthly amounts during the contract years:

                           Fixed Facility
                             Maintenance           Capital          Variable
   Contract Years            and Use Fee         Renewal Fee        Usage Fee
   --------------          --------------        -----------     ---------------
                                                                 (Based on waste
                                                                   incinerated)

        2004                  $ 12,500            $ 30,290        $.005 per lb.
        2005                  $ 12,500            $ 31,366        $.005 per lb.
   Thru June 8,
        2006                  $ 12,500            $  5,000        $.005 per lb.

Further, the Company agreed to pay UTMB $0.035 per pound for all third party waste processed through the autoclave with a guarantee by the Company to pay a monthly minimum amount of no less then $21,000 for such processing. The Company is required to pay $2,700 towards the facility's utility costs. The contract is cancelable by either party with a one year written notice and payment of the remaining capital renewal fee if cancelled by the Company. The Company operates the incineration facility under the revised agreement one week per month with UTMB paying the utility costs in excess of $2,700. In exchange, certain of the processing fees charged by us to UTMB were modified in the most recent amendment.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004





NOTE 13 COMMITMENTS AND CONTINGENCIES
-------------------------------------

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

At December 31, 2005 and 2004, UTMB accounted for approximately 0% and 6%, respectively, of the accounts receivable balance. For the years ended December 31, 2005 and 2004, UTMB accounted for approximately 9% and 14%, respectively, of net revenues in each year.

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13 COMMITMENTS AND CONTINGENCIES (Continued)
-------------------------------------------------

Lease Obligations
-----------------

Effective February 10, 2005, the Company extended and renewed its lease at its corporate headquarters in Dallas, Texas. The Company has leases for its corporate office and other facilities for terms which expire through December 2012. Minimum annual rentals under the leases are as follows:



              Years Ended
              December 31,                    Amount
              ------------                  ----------

                2006                        $   83,106
                2007                            86,994
                2008                            88,938
                2009                            88,938
                2010                            92,219
                Thereafter                     132,192
                                            ----------
                                            $  572,387
                                            ==========

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

The following table shows the future minimum operating lease payments that are due under the contracts.


              Years Ended
              December 31,                    Amount
              ------------                  ----------

                 2006                       $  214,470
                 2007                          213,378
                 2008                          201,458
                 2009                          124,478
                 2010                           12,138
                                            ----------
                                            $  765,922
                                            ==========


Rent expense for all operating leases during the years ended December 31, 2005 and 2004 was $634,951 and $797,731, respectively.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



NOTE 13 COMMITMENTS AND CONTINGENCIES (Continued)
-------------------------------------------------



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

The Company was named defendant in a lawsuit filed in Travis County, Texas by the State of Texas. The lawsuit claimed that the Company breached a contract awarded under the Texas Smart Jobs Program by failing to meet the requirements of the contract and sought compensatory damages in the amount of $439,631, plus costs and attorneys' fees. On March 3, 2003 we reached a settlement with the State of Texas the terms of which will require that we pay the State $240,620 with no interest in 36 equal installments of $6,684 commencing on or about April 30, 2003. The settlement also requires that we retroactively pay $6,110 to those employees or past employees whom we were obligated to pay, but failed to pay in full, pursuant to the Smart Jobs Program. As of December 31, 2005, the remaining liability to the State of Texas was $26,735.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13 COMMITMENTS AND CONTINGENCIES (Continued)
-------------------------------------------------

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

Mr. J. Steven Evans serves as Vice President of Finance in charge of our Finance and Accounting Department. Mr. Evans entered into a three-year employment agreement dated February 1, 2005. Mr. Evans is to receive a base salary of $95,000 annually and is eligible for bonus incentives based on personal performance and the Company achieving certain financial goals.

Mr. Alan Larosee serves as Vice President of Operations. Mr. Larosee entered into a three-year employment agreement dated March 1, 2005. Mr. Larosee is to receive a base salary of $95,000 annually and is eligible for bonus incentives based on personal performance and the Company achieving certain financial goals.

Mr. James M. Treat serves as Vice President of Business Development. Mr. Treat entered into a three-year employment agreement dated December 1, 2005. Mr. Treat is to receive a base salary of $100,000 annually and is eligible for bonus incentives based on personal performance and the Company achieving certain financial goals.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 14 RELATED PARTY TRANSACTIONS

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                               Years Ended December 31,
                                               ------------------------
                                                  2005          2004
                                               ----------    ----------

              Interest expense                 $  139,705    $  182,498
                                               ==========    ==========

                                  EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

     3.1 Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of Sate of the State of Texas on November 12, 1993 (filed as Exhibit
3.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.2 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on January 10, 1994 (filed as Exhibit 3.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.3 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on January 31, 1996 (filed as Exhibit 3.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.4 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on November 12, 1996 (filed as Exhibit 3.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.5 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on December 23, 1999 (filed as Exhibit 3.5 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.6 Articles of Amendment to the Articles of Incorporation of MedSolutions, Inc., filed with the Secretary of State of the State of Texas on June 27, 2001 (filed as Exhibit 3.6 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     3.7 Bylaws, as amended, of MedSolutions, Inc. (filed as Exhibit 3.7 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.1 Form of Lock-Up Agreement (filed as Exhibit 4.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.2 Form of Subscription Agreement (filed as Exhibit 4.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     4.3 Stock Purchase Option, dated January 15, 1997, between MedSolutions, Inc. and Gary S. Krall (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).(*)

     4.4 Certificate of Designation of the Series A 10% Convertible Preferred Stock, as filed with the Texas Secretary of State on November 12, 2004 (filed as
Exhibit 4.1 to the Company's Form 8-K filed on November 12, 2004, and incorporated herein by reference).

     10.1 Firm Commitment Agreement, dated October 31, 2000, between Lilly Beter Capital Group, Ltd. and MedSolutions, Inc. (filed as Exhibit 10.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     10.2 Loan Conversion and Common Stock Agreement between Mark M. Altenau, M.D. and MedSolutions, Inc., dated July 31, 2000 (filed as Exhibit 10.2 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     10.3 Contractor Services Agreement effective May 28, 1995, as amended, between MedSolutions, Inc. and The University of Texas Medical Branch at Galveston (filed as Exhibit 10.3 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     10.4 Memorandum of Agreement, dated June 15, 2001, between MedSolutions, Inc. and Intercontinental Manufacturing Company (filed as Exhibit 10.4 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

     10.5 Exclusive Medical Waste Service Agreement, dated March 21, 2002, between EnviroClean Management Services, Inc. and Christus Spohn Health System (filed as Exhibit 10.5 to the Company's Form 10-QSB filed on August 16, 2002, and incorporated herein by reference).+

     10.6 Medical Waste Transportation and Disposal Agreement, dated March 1, 2001, between EnviroClean Management Services, Inc., and Trinity Mother Frances Regional Health Center (filed as Exhibit 10.6 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).+

     10.7 Amended and Restated Promissory Note dated July 31, 2001 by MedSolutions, Inc. to Mark M. Altenau, M.D. for $171,666.67 (filed as Exhibit
10.7 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

     10.8 Amended and Restated Loan Conversion and Common Stock Agreement between Mark M. Altenau, M.D. and MedSolutions, Inc., dated July 31, 2001 (filed as Exhibit 10.8 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

     10.9 Amendment 4 to the Contractor Services Agreement between MedSolutions, Inc. and University of Texas Medical Branch at Galveston (Exhibit 10.9) (filed as Exhibit 10.9 to the Company's Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

     10.10 LBCG Financing Proposal (filed as Exhibit 10.10 to MedSolutions, Inc.'s Amendment No. 1 to Form 10-SB filed on February 13, 2002, and incorporated herein by reference).

     10.11 Purchase Agreement for the purchase of an autoclave for MedSolutions, Inc.'s Garland facility between EnviroClean Management Services, Inc. and BondTech, Inc. (filed as Exhibit 10.11 to the Company's Form 10-QSB filed on August 19, 2002, and incorporated herein by reference).

     10.12 Promissory Note dated August 28, 2002 by MedSolutions, Inc. to Vivian Eriksen for $202,250.79. (filed as Exhibit 10.12 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

     10.13 Promissory Note dated August 28, 2002 by MedSolutions, Inc. to Vivian Eriksen for $90,000.00. (filed as Exhibit 10.13 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

     10.14 Promissory Note dated August 28, 2002 by MedSolutions, Inc. to Vivian Eriksen for $322,749.21. (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

     10.15 Asset Purchase Agreement and related exhibits thereto, dated November 7, 2003, between MedSolutions, Inc. and AmeriTech Environmental, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on November 24, 2003, and incorporated herein by reference).

     10.16  Promissory Note dated March 7, 2004, by  MedSolutions,  Inc. to Ajit
S. and Saroj Brar for $500,000.00. (filed as Exhibit 10.16 to the Company's Form 10-QSB filed on July 14, 2004, and incorporated herein by reference).

     10.17 Promissory Note dated July 7, 2004, by MedSolutions, Inc. to Ajit S. Brar for $250,000.00.

     10.18 Promissory Note dated September 27, 2004 by MedSolutions, Inc. to Ajit S. Brar for $150,000.

     10.19 Promissory Note dated September 29, 2004 by MedSolutions, Inc. to Winship Moody for $150,000.

     10.20 Promissory Note dated November 7, 2003 by MedSolutions, Inc. to Winship Moody for $238,225.

     10.21 Promissory Note dated July 19, 2004 by MedSolutions, Inc. to Don McAfee for $35,562.99.

     10.22 Asset Purchase Agreement, dated as of September 30, 2004, by and between MedSolutions, Inc. and Med-Con Waste Solutions, Inc. (filed as Exhibit
2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).

     10.23  Promissory Note dated December 6, 2004 by MedSolutions, Inc. to Ajit
S. Brar for $100,000.

     10.24 Employment Agreement dated September 30, 2004 between MedSolutions, Inc.and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

     10.25 Employment Agreement dated December 30, 2004 between MedSolutions, Inc. and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

     10.26 Employment Agreement dated February 1, 2005 between MedSolutions, Inc. and J. Steven Evans (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).*

     10.27 Employment Agreement dated March 1, 2005 between MedSolutions, Inc. and Alan Larosee (filed as Exhibit 10.15 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).*

     10.28 Promissory Note dated June 30, 2005 by MedSolutions, Inc. to Ajit S. Brar for $488,149 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

     10.29 Promissory Note dated June 30, 2005 by MedSolutions, Inc. to Winship Moody for $23,728(filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

     10.30 Investment Agreement dated as of July 15, 2005 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

     10.31 General Business Security Agreement dated as of July 15, 2005 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

     10.32 Deed of Trust dated as of July 15, 2005 granted by EnviroClean Management Services, Inc. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 20, 2005, and incorporated herein by reference).

     10.33 Loan Agreement dated as of July 29, 2005 between EnviroClean Management Services, Inc. and Park Cities Bank (filed as Exhibit 10.21 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).

     10.34 Promissory Note dated as of July 29, 2005 issued by EnviroClean Management Services, Inc. to Park Cities Bank for $325,000 (filed as Exhibit
10.22 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).

     10.35 Asset Purchase Agreement dated as of August 29, 2005, by and between MedSolutions, Inc. and On Call Medical Waste Service, Ltd. (filed as Exhibit
10.1 to the Company's Current Report on Form 8-K filed on August 31, 2005, and incorporated herein by reference).

     10.36 Promissory Note dated February 14, 2005 by MedSolutions, Inc. to Ajit S. Brar for $75,000 (filed as Exhibit 10.26 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).

     10.37 Promissory Note dated February 17, 2005 by MedSolutions, Inc. to Winship Moody for $75,000 (filed as Exhibit 10.27 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).

     10.38 Promissory Note dated October 7, 2005 issued by MedSolutions, Inc. to On Call Medical Waste Service, Ltd. for $375,000.**

     10.39 Promissory Note dated November 28, 2005 issued by MedSolutions, Inc. to Ajit S. Brar for $75,000.**

     10.40 Promissory Note dated November 30, 2005 issued by MedSolutions, Inc. to Winship Moody for $75,000.**

     10.41 Promissory Note dated February 7, 2006 issued by MedSolutions, Inc. to On Call Medical Waste Service, Ltd. for $200,000.**

     10.42 Promissory Note dated February 7, 2006 issued by MedSolutions, Inc. to On Call Medical Waste Service, Ltd. for $175,000.**

     10.43 First Amendment to Investment Agreement dated as of March 15, 2006 between MedSolutions, Inc. and Tate Investments, LLC.**

     10.44 Loan Agreement dated as of March 15, 2006 between MedSolutions, Inc. and Tate Investments, LLC.**

     10.45 Convertible Secured Promissory Note dated March 15, 2006 issued by MedSolutions, Inc. to Tate Investments, LLC for $500,000.**

     10.46 Security Agreement dated as of March 15, 2006 between MedSolutions, Inc. and Tate Investments, LLC.**

     10.47 Employment Agreement dated December 1, 2005 between MedSolutions, Inc. and James Treat.**

     10.48 Asset Purchase Agreement dated as of November 30, 2005, by and between MedSolutions, Inc. and Positive Waste Impact Services, LLC Solutions, LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on December 5, 2005, and incorporated hereby in reference).

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