Form 10QSB
period 2006-03-31
MEDSOLUTIONS INC
filed 2006-05-23
CIK 1144870

As filed with the Securities and Exchange Commission on May 22, 2006


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2006
                         Commission file number: 0-32995

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

The number of shares  outstanding of the issuer's  common stock on May 15, 2006:
22,162,012

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                               MEDSOLUTIONS, INC.
                                TABLE OF CONTENTS

Part I.      Financial Information                                          Page
                                                                            ----

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at March 31, 2006
             (Unaudited) and December 31, 2005                                 3

             Condensed Consolidated Statements of Operations for the
             Three Month Periods Ended March 31, 2006 and 2005 (Unaudited)     4

             Condensed Consolidated Statements of Stockholders' Equity
             for the Three Month Periods Ended March 31, 2006 (Unaudited)      5

             Condensed Consolidated Statements of Cash Flows for the
             Three Month Periods Ended March 31, 2006 and 2005 (Unaudited)     6

             Notes to Condensed Consolidated Financial Statements (Unaudited)  7

    Item 2.  Management's Discussion and Analysis or Plan of Operation        17

    Item 3.  Controls and Procedures                                          23

Part II.     Other Information

    Item 1.  Legal Proceedings                                                24

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      24

    Item 3.  Defaults Upon Senior Securities                                  24

    Item 4.  Submission of Matters to a Vote of Security Holders              24

    Item 5.  Other Information                                                24

    Item 6.  Exhibits                                                         24

    Signatures                                                                30


                          Part I--FINANCIAL INFORMATION
Item 1. Financial Statements
                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                  March 31,     December 31,
                                                                    2006            2005
                                                                ------------    ------------
                                                                 (unaudited)
Current Assets:
  Cash                                                          $    256,194    $       --
  Accounts receivable - trade, net of allowance of $71,009
    and $69,240                                                    1,691,358       1,405,603
  Prepaid expenses and other current assets                          236,609         258,523
  Supplies                                                            23,381          14,106
                                                                ------------    ------------
      Total Current Assets                                         2,207,542       1,678,232

Property and equipment - at cost, net of accumulated
  depreciation of $2,051,718 and $1,836,756                        3,479,170       3,150,504
Intangible assets - Customer list, net of accumulated
  amortization of $716,251 and $624,770                            1,337,931       1,437,912
Intangible assets - Goodwill                                       2,597,021       2,597,021
Intangible assets - permits                                           72,762          65,007
Other assets                                                         108,984         102,126
                                                                ------------    ------------
      Total Assets                                              $  9,803,410    $  9,030,802
                                                                ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Convertible debentures                                        $     40,135    $     40,135
  Current maturities of long-term obligations                        228,127         149,175
  Accounts payable                                                 1,115,095       1,130,155
  Accrued liabilities                                                850,588         962,327
  Current maturities - notes payable to Tate Investments, LLC        175,000         250,000
  Current maturities - notes payable to Med-Con                      160,027         154,314
  Current maturities - notes payable to On Call                      448,252         495,819
  Current maturities - notes payable to Positive Impact              310,211         360,669
  Current maturities - notes payable stockholders                    491,001         487,891
  Current maturities - litigation settlements                          6,684          26,735
  Advances from stockholders                                           8,790          19,004
                                                                ------------    ------------
      Total Current Liabilities                                    3,833,910       4,076,224

Long-term obligations, less current maturities                       954,941         806,952
Notes payable - Tate Investments LLC, less current maturities      1,325,000         725,000
Notes payable - Med-Con, less current maturities                     233,975         274,749
Notes payable - On Call, less current maturities                      87,800         119,541
Notes payable - Positive Impact, less current maturities             489,331         489,331
Notes payable - stockholders, less current maturities                221,264         359,131
                                                                ------------    ------------
      Total Liabilities                                            7,146,221       6,850,928
                                                                ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock (par value $.001) - 100,000,000
   shares authorized at March 31, 2006 and December 31, 2005, respectively, 283,172 shares issued and outstanding at
   March 31,2006 and December 31, 2005
   (liquidation preference $424,758 - 2006 and 2005)                     283             283
  Common stock (par value $.001) - 100,000,000 shares
   authorized at March 31, 2006 and December 31,2005;
   22,047,212 shares issued and 22,035,012 outstanding at
   March 31, 2006 and 21,854,467 shares issued and 21,842,267
   outstanding at December 31, 2005                                   22,047          21,854
Additional paid-in capital                                        24,924,867      24,658,145
Accumulated deficit                                              (22,272,008)    (22,482,408)
Treasury stock, at cost - 12,200 shares at March 31, 2006 and
  December 31, 2005                                                  (18,000)        (18,000)
                                                                ------------    ------------
        Total Stockholders' Equity                                 2,657,189       2,179,874
                                                                ------------    ------------
        Total Liabilities and Stockholders' Equity              $  9,803,410    $  9,030,802
                                                                ============    ============

            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
                                                           (Unaudited)


Revenues:
Sales                                              $  3,188,754    $  2,127,415
Cost of revenues*                                     1,759,621       1,334,085
                                                   ------------    ------------
Gross profit                                          1,429,133         793,330

Operating expenses:
 Selling, general and administrative expenses           815,110         585,779
 Depreciation and amortization                          306,443         158,919
                                                   ------------    ------------
Total operating expenses                              1,121,553         744,698
                                                   ------------    ------------
Income from operations                                  307,580          48,632

Other (income) expenses:
 Interest expense                                        97,180          92,338
 Gain on ATE settlement                                    --          (650,468)
                                                   ------------    ------------
                                                         97,180        (558,130)
                                                   ------------    ------------
Net income                                         $    210,400    $    606,762

Preferred stock dividend                                (10,625)         (9,000)
                                                   ------------    ------------
Net income applicable to common stock              $    199,775    $    597,762
                                                   ============    ============
Basic net income per common share                  $        .01    $        .03
                                                   ============    ============
Diluted net income per common share                $        .01    $        .03
                                                   ============    ============
Weighted average common shares
  used in basic income
  per share                                          21,924,656      18,113,025
                                                   ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income per share                                   24,047,014      20,111,717
                                                   ============    ============





            See Notes to Condensed Consolidated Financial Statements

* - Excludes depreciation of $306,443 and $158,919 for the three months ended March 31, 2006 and 2005, respectively.


                               MEDSOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (Unaudited)


                                                        MSI Preferred Stock
                                                             Series A                    MSI Common Stock
                                                   ----------------------------    ----------------------------
                                                      Shares          Amount          Shares          Amount
                                                   ------------    ------------    ------------    ------------

Three Months Ended March 31, 2006: (Unaudited)
---------------------------------
Balance - December 31, 2005                             283,172    $        283      21,854,467    $     21,854
MSI preferred stock sold for cash                          --              --              --              --
MSI common stock sold for cash
  net of transactions costs of $30,321                     --              --           155,000             155
MSI common stock issued to Tate Investments, LLC           --              --            37,745              38
Preferred stock dividend                                   --              --              --              --

Net income                                                 --              --              --              --
                                                   ------------    ------------    ------------    ------------
Balance - March 31, 2006                                283,172    $        283      22,047,212    $     22,047
                                                   ============    ============    ============    ============




                                                   ****************************


                                                    Additional
                                                     Paid-in        Accumulated      Treasury
                                                     Capital          Deficit          Stock          Total
                                                   ------------    ------------    ------------    ------------

Three Months Ended March 31, 2006: (Unaudited)
---------------------------------
Balance - December 31, 2005                        $ 24,658,145    $(22,482,408)   $    (18,000)   $  2,179,874
MSI preferred stock sold for cash                          --              --              --              --
MSI common stock sold for cash
  net of transactions costs of $30,321                  229,524            --              --           229,679
MSI common stock issued to Tate
  Investments, LLC                                       47,823            --              --            47,861
Preferred stock dividend                                (10,625)           --              --           (10,625)

Net income                                                 --           210,400            --           210,400
                                                   ------------    ------------    ------------    ------------
Balance - March 31, 2006                           $ 24,924,867    $(22,272,008)   $    (18,000)   $  2,657,189
                                                   ============    ============    ============    ============




            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           For the Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                               2006           2005
                                                           -----------    -----------
                                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                               $   210,400    $   606,762
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                            306,443        158,919
      Provision for bad debts                                    3,000         12,000
      Gain on ATE settlement                                      --         (650,468)
      Equity compensation for director fees                       --           21,750
      Finance fees paid in common stock                         23,930           --
      Amortization of finance fees                               9,558           --
    Changes in assets (increase) decrease:
      Accounts receivable                                     (288,755)      (234,197)
      Supplies                                                  (9,275)        (4,614)
      Prepaid expenses and other current assets                 36,286        107,357
      Other non-current assets                                 (14,613)        (4,606)
    Changes in liabilities increase (decrease)
      Accounts payable, accrued liabilities & litigation
        settlements                                           (143,304)      (146,513)
                                                           -----------    -----------
      NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                             133,670       (133,610)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (265,435)       (37,857)
                                                           -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                   (265,435)       (37,857)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                           --          104,758
  Proceeds from sale of common stock                           260,000        129,210
  Proceeds from note payable - stockholder                     600,000        150,000
  Cash paid for transaction costs associated with
    equity transactions                                        (30,321)          --
  Dividend on preferred stock                                  (10,625)        (9,000)
  Payments on long-term obligations to stockholders           (369,629)       (74,025)
  Payments on advances to stockholders                         (10,215)       (42,344)
  Payments on long-term obligations to others                  (51,251)       (87,132)
                                                           -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                387,959        171,467
                                                           -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      256,194           --

CASH AND CASH EQUIVALENTS - BEGINNING                             --             --
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS - END                            $   256,194    $      --
                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                            $   110,650    $    67,242
                                                           ===========    ===========
  Income taxes paid                                        $      --      $      --
                                                           ===========    ===========


            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1.  Description of Business

MedSolutions, Inc. ("MSI" or the "Company") was incorporated in Texas in 1993, and through its subsidiary, EnviroClean Management Services, Inc. ("EMSI"), principally collects, transports and disposes of regulated medical waste in north Texas, south Texas, Oklahoma, Louisiana, Kansas, Missouri and Arkansas. MSI markets, through its wholly-owned subsidiary SharpsSolutions, Inc. ("Sharps"), a reusable sharps container service program to health care facilities  that we  expect  will  virtually  eliminate  the  current  method of utilizing disposable sharps containers. Another subsidiary of MSI, ShredSolutions, Inc. ("Shred"), markets a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information ("PHI") and other confidential documents, primarily those generated by health care providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). The Company operates another wholly owned subsidiary, Positive Impact Waste Servicing, Inc., doing business as EnviroClean On-Site, Inc. ("On-Site"), which uses mobile treatment equipment to treat and dispose of regulated medical waste on site. Positive Impact Waste Servicing, Inc. was acquired by the Company's from its asset acquisition from Positive Impact Waste Solutions, Ltd. ("PIWS") on November 30, 2005. The assets acquired by the Company from PIWS included customer contracts and equipment.

NOTE  2.  Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 17, 2006, for the year ended December 31, 2005.

The accompanying consolidated financial statements include the accounts of the Company, its principally owned subsidiary, EMSI, and wholly owned subsidiaries, Shred, Sharps, On-Site and EnviroClean Transport, Inc. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

As of March 31, 2006, goodwill totaled $2,597,021. This amount is a result of six acquisitions where goodwill was recorded in five of those acquisitions as part of the purchase price. With regard to the AmeriTech Environmental, Inc. ("ATE") acquisition, purchased on November 7, 2003, goodwill was recorded in the amount of $969,387. With regard to the B. Bray Medical Waste Service ("Bray") acquisition, purchased on January 1, 2004, goodwill was recorded in the amount of $3,600. Our third acquisition, Med-Con Waste Solutions, Inc. ("Med-Con"), was purchased on September 30, 2004 and goodwill was recorded in the amount of $522,186. Our fourth acquisition, On Call Medical Waste, Ltd. ("On Call"), was purchased on August 29, 2005 and goodwill was recorded in the amount of $653,922. Our sixth acquisition, Positive Impact Waste Solutions, Ltd. ("PIWS") was purchased on November 30, 2005 and goodwill was recorded in the amount of $447,926. All of the goodwill associated with these acquisitions is deductible for income tax purposes.

------------------------------------------

As of March 31, 2006, intangible assets were $1,337,931, net of accumulated amortization, of $716,251, and consisted almost entirely of customer lists recorded from the acquisitions mentioned above. All values assigned to customer list were derived by independent appraisals and were assigned lives of 5 years over which to amortize the assigned cost.

Both the goodwill and customer list values are subject to an annual impairment test.

As of March 31, 2006, the Company determined there was no impairment of its goodwill or intangible assets.

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At March 31, 2006, no impairment exists.

Stock-Based Compensation
------------------------

Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair value. Pro forma disclosure is no longer an alternative to financial statement recognition. The adoption of this standard had no effect on operations for the three months ended March 31, 2006 as the Company did not issue any options during the period and all outstanding options previously issued have already vested.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is generally recognized as non-cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options' original estimate of fair values.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

There was no proforma expense for the three months ended March 31, 2005.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the three months ended March 31, 2006 and 2005, no options were granted. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of March 31, 2006 and December 31, 2005, was 1,132,740.


Net Income Per Share of Common Stock
------------------------------------

Basic net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding unless such combination of shares and dilutive securities were determined to be anti-dilutive. The numerator and denominator for basic and diluted earnings per share ("EPS") consist of the following:

                                                                              At March 31,    At March 31,
                                                                                  2006            2005
                                                                              ------------    ------------
Numerator:
   Net income                                                                 $    210,400    $    606,762
   Convertible preferred stock dividends                                           (10,625)         (9,000)
                                                                              ------------    ------------
   Numerator for basic earnings per share - income available to
     common stockholders                                                           199,775         597,762

   Effect of dilutive securities:
     Preferred stock dividends                                                      10,625           9,000
     Convertible notes payable and advances interest expense                        29,435          36,483
                                                                              ------------    ------------
                                                                                    40,060          45,483
                                                                              ------------    ------------
      Numerator for diluted earnings per share - income available to common
         stockholders after assumed conversions                               $    239,835    $    643,245

Denominator:
   Denominator for basic earnings per share - weighted average shares           21,924,656      18,113,025

   Effect of dilutive securities:
     Convertible accrued salaries                                                   53,084         631,779
     Preferred convertible stock                                                   283,172         193,560
     Convertible debentures and unpaid interest                                     59,229          55,646
     Note payable to stockholders and accrued interest                           1,710,660         887,893
     Advances from stockholders                                                     16,213         229,814
                                                                              ------------    ------------
        Total potentially dilutive securities                                    2,122,358       1,998,692

Denominator for diluted earnings per share - adjusted weighted
average shares and assumed conversions                                          24,047,014      20,111,717
                                                                              ============    ============
Basic earnings per share                                                      $        .01    $        .03
                                                                              ============    ============
Diluted earnings per share                                                    $        .01    $        .03
                                                                              ============    ============

For the three months ended March 31, 2006 and 2005, respectively, 1,132,740 and 268,118, respectively, shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE 3.  Recently Issued Accounting Standards

The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial statements.

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

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8: a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement did not have an impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial statements.

NOTE  4   Acquisitions

Positive Impact Waste Solutions, Ltd. ("PIWS")
----------------------------------------------

On November 30, 2005, the Company acquired certain assets, including customer contracts, and took over the regulated medical waste operations of Positive Impact Waste Solutions, LLC, a Delaware limited liability company ("PIWS").

Subsequent to December 31, 2005, it was determined that PIWS had not complied with the terms of Section 5.09 of the asset purchase agreement wherein they were obligated to assign to the Company, within 90 days from the Closing Date, executed contracts for PIWS' existing customers as of the Closing Date in a form acceptable to the Company. As a result of this non-compliance and in accordance with the terms of the Agreement, the Company is entitled to a reduction in the total purchase price of the assets acquired based upon a calculation of average monthly revenue represented by the contracts not submitted to the Company for acceptance. The Company and PIWS have verbally agreed to adjust the purchase price downward by $169,000. When this agreement is reduced to writing and fully executed by both parties (which we expect to occur in the second quarter of 2006), such adjustment will reduce the amount of notes payable and Common Stock issued to PIWS by the Company as part of the consideration for the purchase price paid to PIWS for assets acquired and a corresponding reduction in the amount assigned to the customer list.


Cooper Biomed, Ltd. ("Cooper")
------------------------------

On September 30, 2005, we acquired certain assets, principally customer contracts, from Cooper. On March 31, 2006, the Company calculated a purchase price reduction of $8,500 in accordance with the asset purchase agreement and reduced the $40,000 promissory note to Cooper accordingly. The promissory note has subsequently been paid and all obligations of the Company to Cooper pursuant to such agreement have been satisfied. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its stockholders.

Pro Forma Results


The following table presents the pro-forma combined results of operations of the Company, Positive Impact and On Call for its results ended March 31, 2005, respectively and acquisitions as if they had been combined from the beginning of 2005.


                                                    Pro forma
                                                    Combined
                                                    At March
                                                    31, 2005


           Revenues:
             Net Sales                              $ 2,625,264
                                                    ===========

             Net income                             $   500,615
                                                    ===========
           Basic net income (loss) per
           common share                             $      0.03
                                                    ===========
           Diluted net income (loss) per
           common share                             $      0.02
                                                    ===========

           Weighted average common shares
           outstanding - basic                       18,639,692
                                                    ===========

           Weighted average common shares
           outstanding - diluted                     20,638,384
                                                    ===========


The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of the beginning of the 2005 year, nor are they necessarily indicative of future consolidated results.

NOTE 5.  Waste Management Facility Agreement

During 2004, the Company and the University of Texas Medical Branch ("UTMB") amended their operating agreement again for the incineration facility, resulting in UTMB installing at its own expense an autoclave system for waste treatment to be managed by the Company. The Company and UTMB renegotiated an amendment to extend the operating agreement until June 8, 2006 which requires the Company to pay UTMB a Fixed Facility and Usage Fee of $12,500 per month, a Capital Renewal Fee of $5,000 per month and a variable usage fee of $.005 for third party waste incinerated at UTMB. Further, the Company agreed to pay UTMB $0.035 per pound for all third party waste processed through the autoclave with a guarantee by the Company to pay a monthly minimum amount of no less then $21,000 for such processing. The Company is required to pay $2,700 towards the facility's utility costs. The contract is cancelable by either party with a one year written notice and payment of the remaining capital renewal fee if cancelled by the Company. The Company operates the incineration facility under the revised agreement one week per month with UTMB paying the utility costs in excess of $2,700. In exchange, certain of the processing fees charged by us to UTMB were modified in the most recent amendment.



NOTE 6.  Accrued Liabilities

        Accrued liabilities consist of the following:

                                                       March 31,    December 31,
                                                     ------------   ------------

                                                         2006           2005
                                                     ------------   ------------
                                                      (Unaudited)

        Salaries and payroll taxes                   $    274,681   $    244,268
        Interest                                           96,548        116,598
        Insurance                                         122,859        254,042
        Other accrued liabilities                         356,500        347,419
                                                     ------------   ------------
                                                     $    850,588   $    962,327
                                                     ============   ============

NOTE 7. Notes Payable - Stockholders

On March 15, 2006, the Company issued a new convertible promissory note in the amount of $500,000 to Tate Investments LLC ("the Investor"). The promissory note is payable in 35 monthly installments of interest only with all principal and interest due on March 31, 2009. The note accrues interest at 10% for the first 12 months, 11% for months 13 through 24 and 12% for months 25 through maturity. The Company may prepay a portion or all of the amount outstanding under the terms of the note after March 31, 2007, provided that the Company notify the Investor of the Company's intent to prepay after which, the Investor will have 30 days to convert the note into the Company's Common Stock. The Investor has the right to convert the amount outstanding plus accrued but unpaid interest at the time of conversion. The conversion price agreed to is $0.85 per share during the period beginning March 15, 2006 through March 31st, 2007, $1.00 per share during the period beginning April 1, 2007 through March 31, 2008, and $1.15 per share during the period April 1, 2008 through maturity. The promissory note is secured by two PIWS mobile units and is cross-collateralized by the Investor's liens on the Company's accounts receivable and its Garland facility pursuant to the Investment Agreement (as discussed in Note 8). The proceeds from the promissory note were used by the Company to purchase equipment.

NOTE 8. Stockholders' Equity

During the three months ended March 31, 2006, the Company sold 155,000 shares of its Common Stock to new and existing stockholders for a total consideration of $260,000, less $30,321 in transaction costs.

Subsequent to March 31, 2006 and through May 19, 2006, the Company has sold 157,000 shares of its Common Stock to new shareholders for a total consideration of $314,000, less $14,359 in transaction costs.

Tate Investments, LLC
---------------------

On July 15, 2005, the Company entered into a definitive Investment Agreement (the "Investment Agreement") with Tate Investments, LLC, a Wisconsin limited liability company (the "Investor"). Pursuant to the terms of the Investment Agreement, the Investor committed to lend up to $1,000,000 to the Company according to the terms of a 10% Senior Secured Promissory Note (the "Note") dated as of July 15, 2005. The Note is secured by the Company's and its subsidiaries' accounts receivable and by a second-lien deed of trust mortgage on the Company's Garland, Texas facility pursuant to the terms of a General Business Security Agreement and a Deed of Trust, respectively, each dated as of July 15, 2005. All outstanding amounts under the Note bear interest at the rate of 10% per year, unless the Company is in default pursuant to the terms of the Investment Agreement, in which event all outstanding amounts under the Note will bear interest at a rate equal to the prime rate as published in the Wall Street Journal from time to time plus 8%. Pursuant to the terms of the Note, the Company initially borrowed $300,000 from the Investor (the "Initial Advance"), which is repayable to the Investor in three equal monthly installments of interest only commencing August 14, 2005 and 12 equal monthly installments of principal and interest commencing thereafter. The Company may draw additional advances ("Additional Advances") against the Note through October 15, 2006 for up to an aggregate outstanding amount of $1,000,000 if it satisfies certain conditions precedent as specified in the Investment Agreement. Additional Advances must be repaid by the Company in 35 monthly payments of interest only with a final installment equal to the then-outstanding aggregate principal amount under the Note and any accrued but unpaid interest thereon due on the third anniversary of the date of the first Additional Advance. Any principal repaid under the Note may not be redrawn, except that the amount of the Initial Advance which if repaid when due will be reinstated and available for draws as Additional Advances under the Note. The Company has drawn $1,000,000 against the Note through March 31, 2006 and has repaid $125,000 of principal plus accrued interest through March 31, 2006 in accordance with the terms of the Note. As of March 31, 2006, no additional advances were available under the Note.

The outstanding principal amount of the Note and any accrued but unpaid interest thereon are convertible at the option of the Investor into shares of Common Stock at a conversion price of $0.634 per share. This conversion price is subject to certain anti-dilution provisions as set forth in the Investment Agreement. In connection with the Investment Agreement, the Company may be required to lower the conversion price to a level that could result in a change of control upon conversion. The Investment Agreement provides for adjustment to the conversion price if the Company fails to achieve certain earnings targets for 2006 and 2007.

---------------------------------

Subsequent to March 31, 2006, the Company and the Investor haved verbally agreed to amend the Investment Agreement to set the conversion price for the Note at $0.55 per share in exchange for the Investor retroactively (as of July 15, 2005, the date the Investment Agreement was executed) eliminating the requirements for the Company to acheive certain earnings targets thereunder. This amendment would not impact the price of $.65 per share for which Common Stock was previously sold pursuant to the Investment Agreeement. The Company expects this amendment to be finalized during the quarter ended June 30, 2006.

NOTE 9. Related Party Transactions

For the three months ended March 31, 2006 and 2005, the Company paid interest expense to related parties in the amount of $37,691 and $49,887 respectively.

NOTE 10 Material Commitments for Capital Expenditures

We currently are seeking bank financing to fund improvements to our Houston transfer facility. The improvements will cost approximately $250,000 to $275,000 and will improve the property to provide more accessibility for our transportation fleet while entering and leaving the property. We expect to have such improvements completed by the end of our third fiscal quarter in 2006.

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

         Our revenues were $3,188,754 for the three months ended March 31, 2006 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small quantity generators" or "SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium quantity generators" or "MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large quantity generators" or "LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with SQG's generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with MQG's and LQG's, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At March 31, 2006, we served approximately 10,000 customers.

Three Months Ended March 31, 2006 and 2005 (unaudited)


                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
                                                           (Unaudited)


Revenues:
Sales                                              $  3,188,754    $  2,127,415
Cost of revenues*                                     1,759,621       1,334,085
                                                   ------------    ------------
Gross profit                                          1,429,133         793,330

Operating expenses:
 Selling, general and administrative expenses           815,110         585,779
 Depreciation and amortization                          306,443         158,919
                                                   ------------    ------------
Total operating expenses                              1,121,553         744,698
                                                   ------------    ------------
Income from operations                                  307,580          48,632

Other (income) expenses:
 Interest expense                                        97,180          92,338
 Gain on ATE settlement                                    --          (650,468)
                                                   ------------    ------------
                                                         97,180        (558,130)
                                                   ------------    ------------
Net income                                         $    210,400    $    606,762

Preferred stock dividend                                (10,625)         (9,000)
                                                   ------------    ------------
Net income applicable to common stock              $    199,775    $    597,762
                                                   ============    ============
Basic net income per common share                  $        .01    $        .03
                                                   ============    ============
Diluted net income per common share                $        .01    $        .03
                                                   ============    ============
Weighted average common shares
  used in basic income
  per share                                          21,924,656      18,113,025
                                                   ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income per share                                   24,047,014      20,111,717
                                                   ============    ============

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

         Revenues. Our revenues increased $1,061,339, or 49.9% to $3,188,754 during the three months ended March 31, 2006 from $2,127,415 during the three months ended March 31, 2005. The increase in revenue was attributed in part by the three acquisitions completed in the last five months of 2005 that increased revenue by approximately $170,000 per month in addition to an annual price increase in January 2006 to the majority of our SQG customers. The Company also implemented a fuel surcharge increase to our customers in March 2006 to offset the rising fuel costs. All prices increases and fee charges are provided for under our customer contracts.

         Cost of Revenues. Our cost of revenues increased $425,536 or 31.9% to $1,759,621 during the three months ended March 31, 2006 from $1,334,085 during the three months ended March 31, 2005. However, gross margin for the Company increased to 44.8% for the three months ended March 31, 2006 from 37.3% for the three months ended March 31, 2005. The increase in cost of revenues was caused by increases in fuel costs and other transportation costs relating to additions to our transportation fleet as our markets and customer base expand, costs associated with maintaining our mobile treatment units acquired in the PIWS acquisition, and increased container and processing costs from servicing more customers in 2006 versus 2005.

         Selling, general and administrative expenses. Our selling, general and administrative expenses increased $229,331, or 39.1% to $815,110 during the three months ended March 31, 2006 from $585,779 during the three months ended March 31, 2005. The increase was caused by costs associated with an increased sales force and related costs in 2006 versus 2005, increases in director compensation, an additional executive officer in 2006, plus higher travel and postage related costs in 2006 versus 2005. These higher costs are in within the ranges the Company forecasted for 2006.

         Depreciation and Amortization. Depreciation and amortization increased by $147,524 or 92.8% to $306,443 during the three months ended March 31, 2006 from $158,919 during the three months ended March 31, 2005. The primary cause for the increase was from depreciation expense resulting from the purchases of fixed assets from the PIWS acquisition and increases in amortization expense from higher carrying values of customer lists purchased from the three acquisitions in 2005.

         Interest expense. Our interest expense increased $4,842 or 5.2% to $97,180 during the three months ended March 31, 2006 from $92,338 during the three months ended March 31, 2005. Interest expense primarily remained flat in 2006 versus 2005 due to the conversion of approximately $1.2 million in stockholder loans and advances into the Company's equity on June 30, 2005, which was offset by increases in debt owed to Tate Investments LLC and notes issued in consideration for part of the purchase price in each of the three acquisitions completed during the last five months of 2005.

         Gain on ATE settlement. Other income of $650,468 consists of the gain recorded on February 11, 2005 resulting from a settlement and extinguishment of debt.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

         Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, proceeds from sales of our Common Stock through private offerings to certain individuals, primarily existing stockholders, and proceeds from loans and advances received from certain stockholders. Revenues during the three months ended March 31, 2006 were approximately $354,000 per month higher than the comparable monthly average revenue for 2005. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services.

         Historically, we have met our cash requirements based on a combination of revenues from operations, stockholder loans and advances, and proceeds from the sale of debt and equity securities. Based on the results for the three months ended March 31, 2006 and the remaining projected operations for 2006, management believes cash to be generated from operations and funds raised from other alternative sources if needed, will be sufficient to satisfy the Company's historical and current cash obligations.

Discussion of Liquidity

March 31, 2006 Compared to December 31, 2005

         At March 31, 2006, our working capital deficit was $1,585,397 compared to a working capital deficit of $2,397,992 at December 31, 2005, a favorable increase of $812,595 for the three month period ended March 31, 2006. The increase in working capital was caused by increased accounts receivable resulting from higher revenue during the three month period ended March 31, 2006 versus 2005, a long term $500,000 equipment expansion loan from Tate Investments LLC, and net proceeds from the sale of the Company's Common Stock.

March 31, 2006 Compared to March 31, 2005

         Net cash provided by operating activities was $133,670 during the three months ended March 31, 2006 as compared to net cash used of $133,610 during the three months ended March 31, 2005. The increase in cash provided by operating activities is principally due to higher net income after excluding the one time gain in 2005.

         Net cash used in investing activities during the three months ended March 31, 2006, was $265,435 attributable to additions to property and equipment compared to $37,857 during the three months ended March 31, 2005.

         Net cash provided by financing activities was $387,959 during the three months ended March 31, 2006 compared to $171,467 during the three months ended March 31, 2005. Proceeds from the sale of Common Stock were $260,000 during the three months ended March 31, 2006 compared to $233,968 during the three months ended March 31, 2005, and the proceeds of stockholder loans were $600,000 for the three months ended March 31, 2006 compared to $150,000 for the same period ended March 31, 2005. Payments on stockholder advances and long-term obligations increased during the three months ended March 31, 2006 to $431,095 from $203,501 during the three months ended March 31, 2005.

         Net cash increased to $256,194 during the three months ended March 31, 2006 based upon the factors discussed above.

Other Liquidity Matters

         At December 31, 2005, our long-term obligations were $4,699,306, including bank debt and equipment financing of $982,860, notes payable to stockholders totaling $1,822,022, notes payable to Med-Con totaling $429,064, notes payable to On Call totaling $615,360, and notes payable to PIWS for $850,000.

         At December 31, 2005, part of our bank debt of $185,632 is secured by a first lien on our Garland facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (6.75% at December 31, 2005). The note is payable in minimum monthly installments of principal and interest totaling $3,305, matures in July 2011, and is guaranteed by our President and Chief Executive Officer.

         At December 31, 2005, another part of our bank debt of $319,583 is secured by a first lien on our Houston facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 2.0% (9.25% at December 31, 2005). The note is payable in minimum monthly installments of principal and interest based upon a straight line amortization of 240 payments maturing on August 3, 2010 with a balloon payment of $243,750, and is guaranteed by our President and Chief Executive Officer.


Material Commitments For Capital Expenditures

         We currently are seeking bank financing to fund improvements to our Houston Transfer Facility. The improvements will cost approximately $250,000 to $275,000 and will improve the property to provide more accessibility for our transportation fleet while entering and leaving the property. We expect to have such improvements completed by the end of our third fiscal quarter in 2006.

Other Matters

         During the three months ended March 31, 2006, the Company sold 105,000 shares of its Common Stock to new stockholders for a total consideration of $210,000 less $30,321 in transaction costs, as a result of the Company issuing a Private Placement Memorandum ("Memorandum") called the Acquisition and Expansion Fund III on November 30, 2005. The terms of the Memorandum call for the Company to sell to accredited investors units of Common Stock, par value of $001, priced at $2.00 per share and to sell in units of a minimum of 10,000 shares and a maximum of 1,000,000 shares. The Company, at its sole discretion, may agree to accept subscriptions for one-half of the minimum unit of 10,000 shares.

Recently Issued Accounting Standards

The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial statements.

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

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8: a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement did not have an impact on the Company's consolidated financial statements.

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

         For the three month period ended March 31, 2006, the Company recorded an expense of $118,597 with regard to the operating lease for our transportation equipment and the same amount was included as a cash outlay in our statement of cash flow. $21,957 was recorded as an expense with regard to our corporate headquarter lease and $21,332 was included as a cash outlay in our statement of cash flow. No revenue was realized as a result of these operating leases.


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

         (b)  Changes in Internal Controls

         During the three months ended March 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, we issued 155,000 shares of Common Stock for a total of $260,000, less $30,321 in transaction costs. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

         10.23 Promissory Note dated December 6, 2004 by MedSolutions, Inc. to Ajit S. Brar for $100,000.


         10.24 Employment Agreement dated September 30, 2004 between MedSolutions, Inc. and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

         10.25 Employment Agreement dated December 30, 2004 between MedSolutions, Inc. and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

         10.26 Employment Agreement dated February 1, 2005 between MedSolutions, Inc. and J. Steven Evans (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).*

         10.27 Employment Agreement dated March 1, 2005 between MedSolutions, Inc. and Alan Larosee (filed as Exhibit 10.15 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).*

         10.28 Promissory Note dated June 30, 2005 by MedSolutions, Inc. to Ajit
S. Brar for $488,149 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

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

         10.38 Promissory Note dated October 7, 2005 issued by MedSolutions, Inc. to On Call Medical Waste Service, Ltd. for $375,000 (filed as Exhibit 10.38 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

         10.39 Promissory Note dated November 28, 2005 issued by MedSolutions, Inc. to Ajit S. Brar for $75,000 (filed as Exhibit 10.39 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

         10.40 Promissory Note dated November 30, 2005 issued by MedSolutions, Inc. to Winship Moody for $75,000 (filed as Exhibit 10.40 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

         10.41 Promissory Note dated February 7, 2006 issued by MedSolutions, Inc. to On Call Medical Waste Service, Ltd. for $200,000 (filed as Exhibit 10.41 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

         10.42 Promissory Note dated February 7, 2006 issued by MedSolutions, Inc. to On Call Medical Waste Service, Ltd. for $175,000 (filed as Exhibit 10.42 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

         10.43 First Amendment to Investment Agreement dated as of March 15, 2006 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit
10.43 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

         10.44 Loan Agreement dated as of March 15, 2006 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.44 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

         10.45 Convertible Secured Promissory Note dated March 15, 2006 issued by MedSolutions, Inc. to Tate Investments, LLC for $500,000 (filed as Exhibit
10.45 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

         10.46 Security Agreement dated as of March 15, 2006 between MedSolutions, Inc. and Tate Investments, LLC (filed as Exhibit 10.46 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

         10.47 Employment Agreement dated December 1, 2005 between MedSolutions, Inc. and James Treat (filed as Exhibit 10.47 to the Company's Form 10-KSB filed on April 17, 2006, and incorporated herein by reference).

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


                                           MEDSOLUTIONS, INC.


Dated:  May 22, 2006                       By: /S/  Matthew H. Fleeger
                                              ----------------------------------
                                              Matthew H. Fleeger
                                              President, Chief Executive Officer



Dated:  May 22, 2006                       By: /S/  J. Steven Evans
                                              ----------------------------------
                                              J. Steven Evans
                                              Vice President of Finance