Form 10QSB
period 2006-06-30
MEDSOLUTIONS INC
filed 2006-08-21
CIK 1144870

As filed with the Securities and Exchange Commission on August 21, 2006


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2006
                         Commission file number: 0-32995

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

The number of shares outstanding of the issuer's common stock on August 15, 2006: 22,231,967

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                               MEDSOLUTIONS, INC.
                                TABLE OF CONTENTS

Part I.      Financial Information                                          Page
                                                                            ----

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 2006
             (Unaudited) and December 31, 2005                                 3

             Condensed Consolidated Statements of Operations for the
             Three and Six Month Periods Ended June 30, 2006 and June
             30, 2005 (Unaudited)                                              4

             Condensed Consolidated Statements of Stockholders' Equity
             for the Six Month Period Ended June 30, 2006 (Unaudited)          5

             Condensed Consolidated Statements of Cash Flows for the
             Six Month Periods Ended June 30, 2006 and June 30, 2005
             (Unaudited)                                                       6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                       7

   Item 2.   Management's Discussion and Analysis or Plan of Operation        18

   Item 3.   Controls and Procedures                                          24

Part II.     Other Information

   Item 1.   Legal Proceedings                                                25

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      25

   Item 3.   Defaults Upon Senior Securities                                  25

   Item 4.   Submission of Matters to a Vote of Security Holders              25

   Item 5.   Other Information                                                25

   Item 6.   Exhibits                                                         26

   Signatures                                                                 31


                          Part I--FINANCIAL INFORMATION
Item 1.   Financial Statements

                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------

                                                                   June 30,      December 31,
                                                                     2006            2005
                                                                 ------------    ------------
                                                                 (unaudited)
Current Assets:
  Cash                                                           $    111,634    $       --
  Accounts receivable - trade, net of allowance of $67,334 and
    $69,240                                                         1,813,329       1,405,603
  Prepaid expenses and other current assets                           153,271         258,523
  Supplies                                                             20,302          14,106
                                                                 ------------    ------------
      Total Current Assets                                          2,098,536       1,678,232

Property and equipment - at cost, net of accumulated
  depreciation of $2,282,215 and $1,836,756                         3,418,564       3,150,504
Intangible assets - Customer list, net of accumulated
  amortization of $808,432 and $624,770                             1,245,750       1,437,912
Intangible assets - Goodwill                                        2,428,021       2,597,021
Intangible assets - permits                                            96,575          65,007
Other assets                                                          110,235         102,126
                                                                 ------------    ------------
      Total Assets                                               $  9,397,681    $  9,030,802
                                                                 ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Convertible debentures                                         $     40,135    $     40,135
  Current maturities of long-term obligations                         268,249         149,175
  Accounts payable                                                    989,478       1,130,155
  Accrued liabilities                                                 835,661         962,327
  Current maturities - notes payable to Tate Investments, LLC          31,624         250,000
  Current maturities - notes payable to Med-Con                       162,247         154,314
  Current maturities - notes payable to On Call                       300,733         495,819
  Current maturities - notes payable to Positive Impact               250,553         360,669
  Current maturities - notes payable stockholders                     464,774         487,891
  Current maturities - litigation settlements                            --            26,735
  Advances from stockholders                                             --            19,004
                                                                 ------------    ------------
      Total Current Liabilities                                     3,343,454       4,076,224

Long-term obligations, less current maturities                        938,363         806,952
Notes payable - Tate Investments LLC, less current maturities       1,256,624         725,000
Notes payable - Med-Con, less current maturities                      192,281         274,749
Notes payable - On Call, less current maturities                       55,421         119,541
Notes payable - Positive Impact, less current maturities              383,622         489,331
Notes payable - stockholders, less current maturities                 100,583         359,131
                                                                 ------------    ------------
      Total Liabilities                                             6,270,348       6,850,928
                                                                 ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock (par value $.001) - 100,000,000
   shares authorized at June 30, 2006 and December 31, 2005,
   respectively, 283,172 shares issued and outstanding at
   June 30, 2006 and December 31, 2005
   (liquidation preference $424,758 - 2006 and 2005)                      283             283
  Common stock (par value $.001) - 100,000,000 shares
   authorized at June 30, 2006 and December 31,2005;
   22,181,967 shares issued and 22,169,767 outstanding at
   June 30, 2006 and 21,854,467 shares issued and 21,842,267
   outstanding at December 31, 2005                                    22,182          21,854
Additional paid-in capital                                         25,376,281      24,658,145
Accumulated deficit                                               (22,253,413)    (22,482,408)
Treasury stock, at cost - 12,200 shares at June 30, 2006 and
  December 31, 2005                                                   (18,000)        (18,000)
                                                                 ------------    ------------
        Total Stockholders' Equity                                  3,127,333       2,179,874
                                                                 ------------    ------------
        Total Liabilities and Stockholders' Equity               $  9,397,681    $  9,030,802
                                                                 ============    ============

            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------
                                                 For the Three Months Ended       For the Six Months Ended
                                                          June 30,                        June 30,
                                                ----------------------------    ----------------------------
                                                    2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
                                                        (Unaudited)                     (Unaudited)
------------------------------------------------------------------------------------------------------------
Revenues:
Sales                                           $  3,052,705    $  2,214,839    $  6,241,459    $  4,342,255
Cost of revenues*                                  1,749,261       1,345,161       3,508,820       2,679,247
                                                ------------    ------------    ------------    ------------
Gross profit                                       1,303,444         869,678       2,732,639       1,663,008

Operating expenses:
 Selling, general and administrative expenses        826,063         606,958       1,641,237       1,192,735
 Depreciation and amortization                       322,678         166,487         629,121         325,407
                                                ------------    ------------    ------------    ------------
Total operating expenses                           1,148,741         773,445       2,270,358       1,518,142
                                                ------------    ------------    ------------    ------------
Income from operations                               154,703          96,233         462,281         144,866

Other (income) expenses:
 Interest expense                                    136,108          94,353         233,286         186,692
 Gain on ATE settlement                                 --              --              --          (650,468)
                                                ------------    ------------    ------------    ------------
                                                     136,108          94,353         233,286        (463,776)
                                                ------------    ------------    ------------    ------------
Net income                                      $     18,595    $      1,880    $    228,995    $    608,642

Preferred stock dividend                             (10,625)        (10,625)        (21,250)        (19,625)
                                                ------------    ------------    ------------    ------------

Net income (loss) applicable to common stock    $      7,970    $     (8,745)   $    207,745    $    589,017
                                                ============    ============    ============    ============
Basic net income (loss) per common share        $        .00    $      (0.00)   $        .01    $        .03
                                                ============    ============    ============    ============
Diluted net income (loss) per common share      $        .00    $      (0.00)   $        .01    $        .03
                                                ============    ============    ============    ============
Weighted average common shares
 used in basic income  (loss)
 per share                                        22,142,392      18,268,001      22,034,125      18,190,941
                                                ============    ============    ============    ============
Weighted average common shares
 and dilutive securities used in diluted
 income (loss) per share                          24,813,026      18,268,001      24,464,265      18,706,256
                                                ============    ============    ============    ============
------------------------------------------------------------------------------------------------------------

     See Notes to Condensed Consolidated Financial Statements

     *    -    Excludes  depreciation  of $230,497  and  $113,356  for the three
               months   ended  June  30,   2006  and  2005,   respectively   and
               depreciation  of $445,459  and  $219,146 for the six months ended
               June 30, 2006 and 2005, respectively.


                               MEDSOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (Unaudited)


                                                            MSI Preferred Stock
                                                                 Series A                    MSI Common Stock
                                                       ----------------------------    ----------------------------
                                                          Shares          Amount          Shares          Amount
                                                       ------------    ------------    ------------    ------------
 Six Months Ended June 30, 2006: (Unaudited)
 -------------------------------------------

 Balance - December 31, 2005                                283,172    $        283      21,854,467    $     21,854
 MSI common stock sold for cash
   net of costs of $84,132                                     --              --           379,500             380
 MSI common stock returned due to PIWS settlement              --              --           (52,000)            (52)
 MSI conversion price adjustment on convertible debt
   to Tate Investments, LLC                                    --              --              --              --
 Preferred stock dividend                                      --              --              --              --

 Net income                                                    --              --              --              --
                                                       ------------    ------------    ------------    ------------
 Balance - June 30, 2006                                    283,172    $        283      22,181,967    $     22,182
                                                       ============    ============    ============    ============


                           *************************


                                                       Additional
                                                         Paid-in       Accumulated      Treasury
                                                         Capital         Deficit          Stock           Total
                                                       ------------    ------------    ------------    ------------

Six Months Ended June 30, 2006: (Unaudited)
-------------------------------------------

Balance - December 31, 2005
MSI common stock sold for cash                         $ 24,658,145    $(22,482,408)   $    (18,000)   $  2,179,874
  net of costs of $84,132
MSI common stock returned due to PIWS                       624,488            --              --           624,868
  settlement
MSI conversion price adjustment on                          (38,948)           --              --           (39,000)
  convertible debt to Tate
  Investments, LLC
Preferred stock dividend                                    153,846            --              --           153,846
                                                            (21,250)           --              --           (21,250)
Net income
                                                               --           228,995            --           228,995
Balance - June 30, 2006                                        --              --              --              --
                                                       $ 25,376,281    $(22,253,413)   $    (18,000)   $  3,127,333
                                                       ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Six Months Ended
                                                                     June 30,
                                                                2006          2005
                                                             ----------    ----------
                                                                    (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                               $  228,995    $  608,642
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                           629,121       325,407
        Provision for bad debts                                   6,000        24,000
        Gain on ATE settlement                                     --        (650,468)
        Equity compensation for director fees                      --          48,500
        Amortization of finance fees                             30,278          --
      Changes in assets (increase) decrease:
        Accounts receivable                                    (413,726)      (46,621)
        Supplies                                                 (6,196)       (6,435)
        Prepaid expenses and other current assets                92,068       202,573
        Other non-current assets                                (39,677)      (28,316)
      Changes in liabilities increase (decrease)
        Accounts payable, accrued liabilities & litigation
          settlements                                          (294,078)     (489,805)
                                                             ----------    ----------
        NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                            232,785       (12,523)
                                                             ----------    ----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                        (354,826)      (63,222)
                                                             ----------    ----------
        NET CASH USED IN INVESTING ACTIVITIES                  (354,826)      (63,222)
                                                             ----------    ----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock                          --         203,758
    Proceeds from sale of common stock                          709,000       129,210
    Proceeds from note payable - stockholder                    600,000       150,000
    Cash paid for costs associated with
      equity transactions                                       (84,132)         --
    Dividend on preferred stock                                 (21,250)      (16,000)
    Payments on long-term obligations to stockholders          (423,165)     (153,291)
    Payments on advances to stockholders                        (19,005)      (81,723)
    Payments on long-term obligations to others                (527,773)     (156,209)
                                                             ----------    ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES               233,675        75,745
                                                             ----------    ----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                     111,634          --

  CASH AND CASH EQUIVALENTS - BEGINNING                            --            --
                                                             ----------    ----------
  CASH AND CASH EQUIVALENTS - END                            $  111,634    $     --
                                                             ==========    ==========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                            $  218,378    $  251,717
                                                             ==========    ==========
    Income taxes paid                                        $     --      $     --
                                                             ==========    ==========
    Issuance of notes payable for property and equipment     $  358,693    $  126,987
                                                             ==========    ==========
    Common stock reclaimed in connection to clawback
      provision regarding PIWS acquisition                   $   39,000    $     --
                                                             ==========    ==========
    Notes payable converted into MSI common stock            $     --      $  725,843
                                                             ==========    ==========
    Accrued salaries and related interest converted
      Into MSI common stock and stock options                $     --      $  454,157
                                                             ==========    ==========
    Reuction in notes payable from PIWS purchase price
      settlement                                             $  130,000    $     --
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 17, 2006, for the year ended December 31, 2005.

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

As of June 30, 2006, goodwill totaled $2,428,021. This amount is a result of six acquisitions where goodwill was recorded in five of those acquisitions as part of the purchase price. With regard to the AmeriTech Environmental, Inc. ("ATE") acquisition, purchased on November 7, 2003, goodwill was recorded in the amount of $969,387. With regard to the B. Bray Medical Waste Service ("Bray") acquisition, purchased on January 1, 2004, goodwill was recorded in the amount of $3,600. Our third acquisition, Med-Con Waste Solutions, Inc. ("Med-Con"), was purchased on September 30, 2004 and goodwill was recorded in the amount of $522,186. Our fourth acquisition, On Call Medical Waste, Ltd. ("On Call"), was purchased on August 29, 2005 and goodwill was recorded in the amount of $653,922. Our sixth acquisition, Positive Impact Waste Solutions, Ltd. ("PIWS") was purchased on November 30, 2005 and goodwill was originally recorded in the amount of $447,926.On June 30, 2006, the Company settled a dispute with PIWS regarding the asset purchase agreement. The settlement reduced the original purchase price by $169,000 and reduced the amount of goodwill assigned to the PIWS acquisition by $169,000. All of the goodwill associated with these acquisitions is deductible for income tax purposes.

------------------------------------------

As of June 30, 2006, intangible assets associated with customer lists were $1,245,750, net of accumulated amortization of $808,432. All values assigned to customer list were derived by independent appraisals and were assigned lives of 5 years over which to amortize the assigned cost.

Both the goodwill and customer list values are subject to an annual impairment test.

As of June 30, 2006, the Company determined there was no impairment of its goodwill or intangible assets.

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At June 30, 2006, no impairment exists.

Stock-Based Compensation
------------------------

Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The adoption of this standard had no effect on operations for the six months ended June 30, 2006 as the Company did not issue any options during the period and all outstanding options previously issued have already vested.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is generally recognized as compensation cost on a straight-line basis over the remaining service period after the adoption date based on the options' original estimate of fair values.

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


Stock Based Compensation (continued)
------------------------------------

As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The following table presents pro- forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards.

                                                                (in thousands)
                                                     For the Three         For the Six
                                                     Months ended          Months ended
                                                        June 30,              June 30,
                                                     -------------         -------------
                                                          2005                  2005
                                                     -------------         -------------
Net income (loss) attributable to common
stockholders, as reported                            $          (8)        $         589

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                             (68)                  (68)
                                                     -------------         -------------
Pro-forma net income (loss) under
fair value method - Basic                            $         (76)        $         521

Effect of dilutive securities
         Preferred Stock                                      --                      20

         Convertible notes payable and advances
         interest expense                                     --                       9
                                                     -------------         -------------
Pro-forma net income (loss) under
fair value method - Dilutive                         $         (76)        $         550
                                                     =============         =============
Net income (loss) per share attributable to
common stockholder - Basic                           $       (0.00)        $        0.03

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                           (0.00)                (0.00)
                                                     -------------         -------------
Pro-forma net income (loss) per share attributable
to common stockholder- Basic                         $       (0.00)        $        0.03
                                                     =============         =============
Net income (loss) per share attributable to
common stockholder- Diluted                          $       (0.00)        $        0.03

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                           (0.00)                (0.00)
                                                     -------------         -------------
Pro-forma net income (loss) per share
attributable to common stockholder- Diluted          $       (0.00)        $        0.03
                                                     =============         =============

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the six months ended June 30, 2006 and 2005, 0 and 247,243 options were granted, respectively. For the options granted during the six months ended June 30, 2005, the exercise prices of the stock options were $.75 and $1.00 and vest immediately. The fair value of such options granted was $0.62. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. All stock options outstanding as of June 30, 2006 and December 31, 2005, totaled 1,132,740. There was no option expense for the three and six months ended June 30, 2006, as no options were issued and all previously issued vested as of December 31, 2005.


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

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding unless such combination of shares and dilutive securities were determined to be anti-dilutive. The numerator and denominator for basic and diluted earnings per share ("EPS") consist of the following:

                                                                   Three Months    Three Months     Six Months      Six Months
                                                                      Ended           Ended           Ended           Ended
                                                                     June 30,        June 30,        June 30,        June 30,
                                                                       2006            2005            2006            2005
                                                                   ------------    ------------    ------------    ------------
Numerator:
   Net income (loss)                                               $     18,595    $      1,880    $    228,995    $    608,642
   Convertible preferred stock dividends                                (10,625)        (10,625)        (21,250)        (19,625)
                                                                   ------------    ------------    ------------    ------------
   Numerator for basic earnings per share - income available to
     common stockholders                                                  7,970          (8,745)        207,745         589,017

   Effect of dilutive securities:
     Preferred stock dividends                                           10,625            --            21,250          19,625
     Convertible notes payable and advances interest expense             38,204            --            67,639           9,351
                                                                   ------------    ------------    ------------    ------------
                                                                         48,829            --            88,889          28,976
                                                                   ------------    ------------    ------------    ------------
     Numerator for diluted earnings per share - income available
       to common stockholders after assumed conversions            $     56,799    $     (8,745)   $    296,634    $    617,993

Denominator:
     Denominator for basic earnings per share - weighted average
       shares                                                        22,142,392      18,268,001      22,034,125      18,190,941

     Effect of dilutive securities:
       Convertible accrued salaries                                        --              --              --            44,835
       Stock options                                                     39,964            --            39,964            --
       Preferred convertible stock                                      283,172            --           283,172         217,343
       Convertible debentures and unpaid interest                        59,374            --            59,374          56,542
       Note payable to stockholders and accrued interest              2,288,124            --         2,047,630          49,709
       Advances from stockholders                                          --              --              --           146,886
                                                                   ------------    ------------    ------------    ------------
         Total potentially dilutive securities                        2,670,634            --         2,430,140         515,315

Denominator for diluted earnings per share - adjusted weighted
  average shares and assumed conversions                             24,813,026      18,268,001      24,464,265      18,706,256

Basic earnings per share                                           $       0.00    $       0.00    $       0.01    $       0.03

Diluted earnings per share                                         $       0.00    $       0.00    $       0.01    $       0.03


For the six months ended June 30, 2006 and 2005, 1,092,776 and 515,361, respectively, shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE 3.   Recently Issued Accounting Standards

The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 155 "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which eliminates the exemption from applying SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 "Accounting for Servicing of Financial Assets" ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE  4   Acquisitions

Positive Impact Waste Solutions, Ltd. ("PIWS")
----------------------------------------------

On November 30, 2005, the Company acquired certain assets, including customer contracts, and took over the regulated medical waste operations of Positive
Impact Waste Solutions, LLC, a Delaware limited liability company ("PIWS"). Subsequently, it was determined that PIWS had not complied with certain terms of the asset purchase agreement ("Agreement"). On June 30, 2006, a settlement was reached and executed between the Company and PIWS relating to such non compliance. As a result of this non-compliance and in accordance with the terms of the Agreement, a reduction of $169,000 in the total purchase price was agreed to by both parties.


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

Pro Forma Results

The following table presents the pro-forma combined results of operations of the Company, Positive Impact and On Call for the three & six months ended June 30, 2005, respectively and acquisitions as if they had been combined from the beginning of 2005.


                                          Pro forma            Pro forma
                                       Combined for the    Combined for the
                                      Three Months Ended   Six Months Ended
                                       At June 30, 2005    At June 30, 2005
     Revenues:
       Net Sales                      $        2,712,689   $       5,337,954
                                      ==================   =================

       Net income                     $          (96,131)  $         405,786
                                      ==================   =================
     Basic net income (loss) per
     common share                     $            (0.01)  $            0.02
                                      ==================   =================
     Diluted net income (loss) per
     common share                     $            (0.01)  $            0.02

                                      ==================   =================


     Weighted average common shares
     outstanding - basic                      18,742,668          18,665,608
                                      ==================   =================

     Weighted average common shares
     outstanding - diluted                    18,742,668          19,180,923
                                      ==================   =================


The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of the beginning of the 2005 year, nor are they necessarily indicative of future consolidated results.

NOTE 5.   Waste Management Facility Agreement

On June 8, 2006, the operating agreement between the Company and the University of Texas Medical Branch ("UTMB") expired. The operating agreement allowed the Company to manage the UTMB incineration facility and process their waste for a fee plus it provided a facility for the Company to treat waste generated from EMSI customers in return for a fee paid to UTMB. UTMB is under the oversight of the State of Texas and is required by law to request proposals through public bidding in order to manage their incineration facility and process UTMB generated waste. As a result of the expiration of the operating agreement, the Company negotiated an interim services agreement with UTMB whereby the Company would provide personnel and equipment to operate the UTMB facility and process their waste only until UTMB awards a contract to a public bidder that submitted a proposal. During this interim period until UTMB awards a contract, the Company is taking their customer generated waste to another municipal incineration facility in South Texas.


NOTE 6.   Accrued Liabilities

     Accrued liabilities consist of the following:   June 30,       December 31,
                                                     ------------   ------------
                                                     2006           2005
                                                     ------------   ------------

     (Unaudited)

     Salaries and payroll taxes                      $    358,492   $    244,268
     Interest                                              96,028        116,598
     Insurance                                            115,841        254,042
     Other accrued liabilities                            265,300        347,419
                                                     ------------   ------------
                                                     $    835,661   $    962,327
                                                     ============   ============

NOTE 7.   Notes Payable - Stockholders

On March 15, 2006, the Company issued a new convertible promissory note in the amount of $500,000 to Tate Investments LLC ("the Investor"). The promissory note is payable in 35 monthly installments of interest only with all principal and interest due on March 31, 2009. The note accrues interest at 10% for the first 12 months, 11% for months 13 through 24 and 12% for months 25 through maturity. The effect of the increasing interest rate under EITF 86-15 "Increasing-Rate Debt" was determined to be de minimus. The Company may prepay a portion or all of the amount outstanding under the terms of the note after March 31, 2007, provided that the Company notify the Investor of the Company's intent to prepay after which, the Investor will have 30 days to convert the note into the Company's Common Stock. The Investor has the right to convert the amount outstanding plus accrued but unpaid interest at the time of conversion. The conversion price agreed to is $0.85 per share during the period beginning March 15, 2006 through March 31, 2007, $1.00 per share during the period beginning April 1, 2007 through March 31, 2008, and $1.15 per share during the period
April 1, 2008  through  maturity.  The  promissory  note is  secured by two PIWS mobile units and is cross-collateralized by the Investor's liens on the Company's accounts receivable and its Garland facility pursuant to the Investment Agreement dated July 15, 2005, between the Company and the Investor ("Tate Agreement"). The proceeds from the promissory note were used by the Company to purchase equipment.

On May 22, 2006, the Company and Investor agreed to amend the Tate Agreement to lower the conversion price for the $1,000,000 Promissory Note to $0.55 per share from $0.65 per share in exchange for the Investor retroactively (as of July 15, 2005, the date the Tate Agreement was executed) eliminating the requirements for the Company to achieve certain earning targets thereunder. In connection with the conversion price adjustment, the Company was required to record a beneficial conversion charge of $153,846. The beneficial conversion charge represents the incremental fair value of the impact from lowering the conversion rate and will be amortized over the life of the note.

As of June 30,  2006,  the total  amount owed by the Company to the Investor was
$1,425,000  and  $75,000  of  additional   advances  were  available  under  the
$1,000,000 Note.

NOTE 8.   Stockholders' Equity

During the six months ended June 30, 2006, the Company sold 379,500 shares of its Common Stock to new stockholders for a total consideration of $709,000, less $84,132 in transaction costs.

Subsequent to June 30, 2006 and through August 15, 2006, the Company has sold 50,000 shares of its Common Stock to new shareholders for a total consideration of $100,000, less $10,000 in transaction costs.

Stock Grants and Options
------------------------

At the annual meeting of stockholders of the Company on December 18, 2002, the stockholders approved the adoption of the MedSolutions, Inc. 2002 Stock Plan. The purpose of the plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business. Options granted under the plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Board of Directors at the time of grant. On August 17, 2006, the Board of Directors approved an increase in the number of shares available for future grants and awards under the 2002 Stock Plan to 2,000,000 shares from 850,000 shares.

The Company's Board of Directors has previously approved grants of common stock and options to purchase common stock to key executives and employees, all of which were granted prior to January 1, 1999. The Company has also granted stock and options to a stockholder of the Company in connection with various loans made by the stockholder to the Company, all of which were granted prior to January 1, 1999. The option grants are for periods of two to five years. Certain options may not be exercised for a period of two years after the grant date. Options for 566,673 and 228,118 shares were granted to directors and employees during 2005 and 2004, respectively. During the year ended December 31, 2005 and 2004, the Company granted its directors 100,667 and 85,500 non plan stock options, respectively, in lieu of payment of director fees.


NOTE 8. Stockholders' Equity (continued)

Stock Grants and Options (continued)
------------------------------------

A summary of activity involving options on the Company's common stock follows:


                                                                         Weighted            Aggregate
                                                                          Average            Intrinsic
                                                 Number of Options    Exercise Price           Value
                                                 -----------------   -----------------   -----------------
Balance outstanding at December 31, 2005                 1,132,740   $            0.94                --

Granted                                                       --                  --                  --
Exercised                                                     --                  --                  --
Cancelled/Expired                                             --                  --                  --
                                                 -----------------   -----------------   -----------------
Balance outstanding at June 30, 2006                     1,132,740   $            0.94                --
                                                 =================   =================   =================

Number of options exercisable at June 30, 2006
                                                         1,132,740   $            0.94                --
                                                 =================   =================   =================



Stock options outstanding at June 30, 2006 for each of the following classes of options, by exercise price, are summarized as follows:

EXERCISE PRICE   NUMBER OF   WEIGHTED-AVERAGE     NUMBER OF OPTIONS
                                REMAINING
                  OPTIONS    CONTRACTUAL LIFE   CURRENTLY EXERCISABLE
---------------------------------------------------------------------
      $1.00        80,164        7.5 years               80,164
      $1.00        95,500        8.5 years               95,500
      $1.00        79,173        9.0 years               79,173
      $0.75       289,736        9.0 years              289,736
      $1.00       588,167        9.5 years              588,167


NOTE 9.   Related Party Transactions

For the six months ended June 30, 2006 and 2005, the Company paid interest expense to related parties in the amount of $86,831 and $141,241 respectively.

NOTE 10   Subsequent Events

Acquisition of SteriLogic Waste Systems, Inc.
---------------------------------------------

On August 21, 2006 (the "Effective Time"), the Company acquired SteriLogic Waste Systems, Inc., a Pennsylvania corporation ("SteriLogic") located in Syracuse, New York. SteriLogic is a regulated medical waste management company that provides the collecting, transporting and disposal of regulated medical waste in addition to providing reusable sharps container programs to its customers who are primarily located in the states of New York and Pennsylvania. SteriLogic also designs, manufactures and markets reusable sharps containers to medical waste service providers who provide reusable sharps container programs to their medical waste customers. The acquisition was effected, pursuant to a Merger Agreement and Plan of Reorganization dated as of August 16, 2006, by and between the Company, SteriLogic Acquisition Subsidiary, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Subsidiary"), and SteriLogic, by the merger of SteriLogic with and into Subsidiary, with Subsidiary continuing as the surviving corporation. At the Effective Time of the merger, each share of SteriLogic common stock, par value $0.01 per share, issued and outstanding immediately prior to such time and not held by a dissenting shareholder was converted into the right to receive 200 shares of the Company's common stock, par value $0.001 per share ("Merger Shares"), for an aggregate of 1,000,000 Merger Shares. In addition, the Company placed in trust with Abele-Kerr Investments, LLC, for the benefit of all SteriLogic shareholders who did not dissent from the merger, (i) $50,000 in readily available funds, and (ii) a convertible promissory note in the principal amount of $250,000 with simple interest at the annual rate of 8% accruing from the Effective Time and payable in 12 equal installments of interest only in the amount of $1,666.67 each due monthly beginning on the 30th day after the Effective Time, and 24 equal installments of principal and interest in the amount of $11,306.82 each due monthly thereafter. The merger consideration may be adjusted downward depending upon the amount of sales or earnings realized by the Company from the customer contracts acquired through the acquisition of SteriLogic for the twelve months following the Effective Time. Any such adjustment to the merger consideration will be deducted 25% from the principal amount of the $250,000 promissory note, and 75% from the Merger Shares, pro rata against each former holder of SteriLogic common stock that received Merger Shares in proportion to the percentage of the Merger Shares received by each such holder, at the rate of $1.50 per share; provided, the Company shall in no event deduct more than 400,000 Merger Shares with respect to the adjustment. The cash portion of the merger consideration was funded from working capital. The merger consideration was determined largely based upon the amount of revenues SteriLogic has generated from its regulated medical waste disposal business and the value of the net assets acquired.

Expansion Loan for Houston Facility
-----------------------------------

On August 9, 2006, the Company, through its subsidiary EMSI, secured additional financing from a bank to expand our Houston facility. The facility is currently being used as a transfer facility for our South Texas operations. The expansion will allow EMSI to treat medical waste at the facility once the permitting process is completed from the State of Texas. The total costs of expansion will be approximately $275,000 with $200,000 of those funds coming from bank financing and the remainder from working capital. The promissory note to the bank is payable in 60 monthly installments of $822 in principal plus interest accruing at the Prime Rate as published in the Wall Street Journal from time to time plus 1%, maturing on July 19, 2011. The note is secured by a second lien on the Houston facility and is personally guaranteed by both our President and Chairman of the Board.

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

     Our revenues were $6,241,459 for the six months ended June 30, 2006 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small quantity generators" or "SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium quantity generators" or "MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large quantity generators" or "LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with SQG's generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with MQG's and LQG's, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At June 30, 2006, we served approximately 10,000 customers.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

     Revenues. Our revenues increased $837,866, or 37.8% to $3,052,705 during the three months ended June 30, 2006 from $2,214,839 during the three months ended June 30, 2005. The increase in revenue was attributed in part by the three acquisitions completed in the last five months of 2005 that increased revenue by approximately $170,000 per month in addition to an annual price increase in January 2006 to the majority of our SQG customers. All prices increases and fee charges are provided for under our customer contracts. However, the increases in revenue for the three months ended June 30, 2006 were partially offset by a loss of an LQG customer in our South Texas market in addition to the loss of our operating agreement with UTMB as discussed in Note 5.

     Cost of Revenues. Our cost of revenues increased $404,100 or 30.0% to $1,749,261 during the three months ended June 30, 2006 from $1,345,161 during the three months ended June 30, 2005. However, gross margin for the Company increased to 42.7% for the three months ended June 30, 2006 from 39.3% for the three months ended June 30, 2005. The increase in cost of revenues was caused by increases in fuel costs and other transportation costs relating to additions to our transportation fleet as our markets and customer base expand and costs associated with maintaining our mobile treatment units acquired in the PIWS acquisition. These increased costs were offset by decreasing operating costs associated with the UTMB operating agreement

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $219,105, or 36.1% to $826,063 during the three months ended June 30, 2006 from $606,958 during the three months ended June 30, 2005. The increase was caused by costs associated with an increased sales force and related costs in 2006 versus 2005, increases in director compensation, an additional executive officer in 2006, plus higher travel and postage related costs in 2006 versus 2005. These higher costs are within the ranges the Company forecasted for 2006.

     Depreciation and Amortization. Depreciation and amortization increased by $156,191, or 93.8% to $322,678 during the three months ended June 30, 2006 from $166,487 during the three months ended June 30, 2005. The primary cause for the increase was from depreciation expense resulting from the purchases of fixed assets from the PIWS acquisition and increases in amortization expense from higher carrying values of customer lists purchased from the three acquisitions in 2005.

     Interest expense. Our interest expense increased $41,755, or 44.3% to $136,108 during the three months ended June 30, 2006 from $94,353 during the three months ended June 30, 2005. Interest expense increased primarily due to the capitalization and amortization of certain debt conversion costs related to the Tate Agreement that was modified during the three months ended June 30, 2006 (see Note 7) and the addition of $500,000 of new debt under the Tate Agreement. In connection with such transactions, the Company paid financing fees that were deferred and are being amortized on a straight line method over the remaining life of the convertible debt. The amount charged to interest expense during the three month period is approximately $22,000. The increase in interest expense for the three months ended June 30, 2006 is partially offset from decreases from the conversion of approximately $1.2 million in stockholder loans and advances into the Company's equity on June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

     Revenues. Our revenues increased $1,899,204, or 43.7% to $6,241,459 during the six months ended June 30, 2006 from $4,342,255 during the six months ended June 30, 2005. The increase in revenue for the six month period ended June 30, 2006 was attributed in part by the three acquisitions completed in the last five months of 2005 that increased revenue by approximately $1,108,000, or $185,000 per month when comparing the revenue for the same six month period ended June 30, 2005. Other contributing factors for the increases in 2006 was an annual price increase in January 2006 to the majority of our SQG customers and a fuel surcharge increase in March, 2006. All prices increases and fee charges are provided for under our customer contracts. However, the increases in revenue for the six months ended June 30, 2006 were partially offset by a loss of revenue of approximately $75,000 from an LQG customer in our South Texas market and from the loss of our operating agreement with UTMB as discussed in Note 5.

     Cost of Revenues. Our cost of revenues increased $829,573 or 31.0% to $3,508,820 during the six months ended June 30, 2006 from $2,679,247 during the six months ended June 30, 2005. However, gross margin for the Company increased to 43.8% for the six months ended June 30, 2006 from 38.3% for the six months ended June 30, 2005. The increase in cost of revenues was caused by increases in fuel costs and other transportation costs relating to additions to our transportation fleet as our markets and customer base expand. As a result of the PIWS acquisition on November 30, 2005, the Company entered new markets located in West Texas, Kansas and Missouri while incurring costs associated with added personnel, facilities, and transportation and treatment costs in each of those markets. Other costs associated with the increase are attributable to repair and maintenance costs that were unforeseen in operating our mobile treatment units acquired in the PIWS acquisition.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $448,502, or 37.6% to $1,641,237 during the six months ended June 30, 2006 from $1,192,735 during the six months ended June 30, 2005. The increase was caused by costs associated with an increased sales force including our new markets in West Texas, Kansas and Missouri in 2006 versus 2005, increases in director compensation, an additional executive officer in 2006 whose costs are fully burdened in the six month period ended June 30, 2006 versus two months of the same costs for the same period in 2005. Other increases are associated with higher travel costs from our executive staff seeking acquisition and market opportunities to expand the Company's business and market share. These higher costs are within the ranges the Company forecasted for 2006.

     Depreciation and Amortization. Depreciation and amortization increased by $303,714, or 93.3% to $629,121 during the six months ended June 30, 2006 from $325,407 during the six months ended June 30, 2005. The primary cause for the increase was from depreciation expense resulting from the purchases of fixed assets from the PIWS acquisition and increases in amortization expense from higher carrying values of customer lists purchased from the three acquisitions in 2005.

     Interest expense. Our interest expense increased $46,594, or 25.0% to $233,286 during the six months ended June 30, 2006 from $186,692 during the six months ended June 30, 2005. Interest expense increased primarily due to the capitalization and amortization of certain debt conversion costs related to the Tate Agreement that was modified during the three months ended June 30, 2006 (see Note 7) and the addition of $500,000 of new debt under the Tate Agreement. In connection with such transactions, the Company paid financing fees that were deferred and are being amortized on a straight line method over the remaining life of the convertible debt. The amount charged to interest expense during the six month period is approximately $32,000. The increase in interest expense for the six months ended June 30, 2006 is partially offset from decreases from the conversion of approximately $1.2 million in stockholder loans and advances into the Company's equity on June 30, 2005.

     Gain on ATE settlement. During the six month period ended June 30, 2005, the Company recorded a one time gain of $650,468 resulting from a settlement and extinguishment of debt with AmeriTech Environmental, Inc. on February 11, 2005.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

     Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, proceeds from sales of our Common Stock through private offerings to existing shareholders and new investors, and proceeds from loans and advances received from certain stockholders. Revenues during the six months ended June 30, 2006 were approximately $317,000 per month higher than the comparable monthly average revenue for 2005. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services.

     Historically, we have met our cash requirements based on a combination of revenues from operations, stockholder loans and advances, and proceeds from the sale of debt and equity securities. Based on the results for the six months ended June 30, 2006 and future projected operations, management believes cash to be generated from operations and funds raised from other alternative sources if needed, will be sufficient to satisfy the Company's historical and current cash obligations.

Discussion of Liquidity

June 30, 2006 Compared to December 31, 2005

     At June 30, 2006, our working capital deficit was $1,244,918 compared to a working capital deficit of $2,397,992 at December 31, 2005, a favorable increase of $1,221,450 for the six month period ended June 30, 2006. The increase in working capital was caused by increased accounts receivable resulting from higher revenue during the six month period ended June 30, 2006 versus 2005, a long term $500,000 equipment expansion loan from Tate Investments LLC, and net proceeds from the sale of the Company's Common Stock.

June 30, 2006 Compared to June 30, 2005

     Net cash provided by operating activities was $232,785 during the six months ended June 30, 2006 as compared to net cash used of $12,523 during the six months ended June 30, 2005. The increase in net cash provided by operating activities is principally due to higher net income after excluding the one time gain in 2005.

     Net cash used in investing activities during the six months ended June 30, 2006, was $354,826 attributable to additions to property and equipment compared to $63,222 during the six months ended June 30, 2005. The additions in 2006 are primarily attributable to additions to our transportation equipment versus expensing the equipment through operating leases and equipment additions to our SharpsSolutions business resulting from increases in new customers.

     Net cash provided by financing activities was $233,675 during the six months ended June 30, 2006 compared to $75,745 during the six months ended June 30, 2005. Proceeds from the sale of Common Stock were $709,000 during the six months ended June 30, 2006 compared to $129,210 during the six months ended June 30, 2005, and the proceeds of stockholder loans were $600,000 for the six months ended June 30, 2006 compared to $150,000 for the same period ended June 30, 2005. Payments on stockholder advances and long-term obligations increased during the six months ended June 30, 2006 to $950,938 versus $309,500 during the six months ended June 30, 2005.

     Net cash increased to $111,634 during the six months ended June 30, 2006 compared to net cash at December 31, 2005 based upon the factors discussed above.

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


Material Commitments For Capital Expenditures

Expansion Loan for Houston Facility
-----------------------------------

On August 9, 2006, the Company, through its subsidiary EMSI, secured additional financing from a bank to expand our Houston facility. The facility is currently being used as a transfer facility for our South Texas operations. The expansion will allow EMSI to treat medical waste at the facility once the permitting process is completed from the State of Texas. The total costs of expansion will be approximately $275,000 with $200,000 of those funds coming from bank financing and the remainder from working capital. The promissory note to the bank is payable in 60 monthly installments of $822 in principal plus interest accruing at the Prime Rate as published in the Wall Street Journal from time to time plus 1%, maturing on July 19, 2011. The note is secured by a second lien on the Houston facility and is personally guaranteed by both our President and Chairman of the Board.

Other Matters

     During the six months ended June 30, 2006, the Company sold 379,500 shares of its Common Stock to new stockholders for a total consideration of $709,000 less $84,132 in transaction costs, as a result of the Company issuing a Private Placement Memorandum ("Memorandum") called the Acquisition and Expansion Fund III on November 30, 2005. The terms of the Memorandum call for the Company to sell to accredited investors units of Common Stock, par value of $001, priced at $2.00 per share and to sell in units of a minimum of 10,000 shares and a maximum of 1,000,000 shares. The Company, at its sole discretion, may agree to accept subscriptions for one-half of the minimum unit of 10,000 shares.

Recently Issued Accounting Standards

The following pronouncement has been issued by the Financial Accounting Standards Board ("FASB").

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 155 "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which eliminates the exemption from applying SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 "Accounting for Servicing of Financial Assets" ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

     For the six month period ended June 30, 2006, the Company recorded an expense of $249,695 with regard to operating leases and rental agreements for our transportation equipment and the same amount was included as a cash outlay in our statement of cash flow. $43,914 was recorded as an expense with regard to our corporate headquarter lease and $42,663 was included as a cash outlay in our statement of cash flow. No revenue was realized as a result of these operating leases.


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

     (b)  Changes in Internal Controls

     During the six months ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.   Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, we issued 224,500 shares of Common Stock for a total of $449,000, less $53,812 in transaction costs. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Acquisition of SteriLogic Waste Systems, Inc.
---------------------------------------------

On August 21, 2006 (the "Effective Time"), the Company acquired SteriLogic Waste Systems, Inc., a Pennsylvania corporation ("SteriLogic") located in Syracuse, New York. SteriLogic is a regulated medical waste management company that provides the collecting, transporting and disposal of regulated medical waste in addition to providing reusable sharps container programs to its customers who are primarily located in the states of New York and Pennsylvania. SteriLogic also designs, manufactures and markets reusable sharps containers to medical waste service providers who provide reusable sharps container programs to their medical waste customers. The acquisition was effected, pursuant to a Merger Agreement and Plan of Reorganization dated as of August 16, 2006, by and between the Company, SteriLogic Acquisition Subsidiary, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Subsidiary"), and SteriLogic, by the merger of SteriLogic with and into Subsidiary, with Subsidiary continuing as the surviving corporation. At the Effective Time of the merger, each share of SteriLogic common stock, par value $0.01 per share, issued and outstanding immediately prior to such time and not held by a dissenting shareholder was converted into the right to receive 200 shares of the Company's common stock, par value $0.001 per share ("Merger Shares"), for an aggregate of 1,000,000 Merger Shares. In addition, the Company placed in trust with Abele-Kerr Investments, LLC, for the benefit of all SteriLogic shareholders who did not dissent from the merger, (i) $50,000 in readily available funds, and (ii) a convertible promissory note in the principal amount of $250,000 with simple interest at the annual rate of 8% accruing from the Effective Time and payable in 12 equal installments of interest only in the amount of $1,666.67 each due monthly beginning on the 30th day after the Effective Time, and 24 equal installments of principal and interest in the amount of $11,306.82 each due monthly thereafter. The merger consideration may be adjusted downward depending upon the amount of sales or earnings realized by the Company from the customer contracts acquired through the acquisition of SteriLogic for the twelve months following the Effective Time. Any such adjustment to the merger consideration will be deducted 25% from the principal amount of the $250,000 promissory note, and 75% from the Merger Shares, pro rata against each former holder of SteriLogic common stock that received Merger Shares in proportion to the percentage of the Merger Shares received by each such holder, at the rate of $1.50 per share; provided, the Company shall in no event deduct more than 400,000 Merger Shares with respect to the adjustment. The cash portion of the merger consideration was funded from working capital. The merger consideration was determined largely based upon the amount of revenues SteriLogic has generated from its regulated medical waste disposal business and the value of the net assets acquired.

This description contained in this Item 5 of the transactions consummated pursuant to the terms and conditions of the Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached to this Report as Exhibit 10.50.

The acquired business financial statements will be filed within 71 days after the last date that this Report must be filed with the Securities and Exchange Commission. The pro forma financial information will be filed within 71 days after the last date that this Report must be filed with the Securities and Exchange Commission.

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

     10.13Promissory Note dated August 28, 2002 by MedSolutions, Inc. to Vivian Eriksen for $90,000.00. (filed as Exhibit 10.13 to the Company's Form 10-QSB filed on November 14, 2002, and incorporated herein by reference).

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

     10.48 Asset Purchase Agreement dated as of November 30, 2005, by and between MedSolutions, Inc. and Positive Impact Waste Solutions, LLC (filed as
Exhibit 2.1 to the Company's Current Report on Form 8-K on December 5, 2005, and incorporated hereby in reference).

     10.49 Amendment and Settlement Agreement dated as of June 30, 2006 by and between MedSolutions, Inc. and Positive Impact Waste Solutions, LLC **

     10.50 Merger Agreement and Plan of Reorganization dated as of August 16, 2006 by and between MedSolutions, Inc., SteriLogic Acquisition Subsidiary, Inc. and SteriLogic Waste Systems, Inc. **

     31.1 Certification of Chief Executive Officer of MedSolutions, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).**

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


                                               MEDSOLUTIONS, INC.


Dated:  August 21, 2006                        By: /S/  Matthew H. Fleeger
                                                  ------------------------------
                                                  Matthew H. Fleeger, President,
                                                  Chief Executive Officer



Dated:  August 21, 2006                        By: /S/  J. Steven Evans
                                                  ------------------------------
                                                  J. Steven Evans, Vice
                                                  President of Finance