Form 10QSB
period 2006-09-30
MEDSOLUTIONS INC
filed 2006-11-20
CIK 1144870

As filed with the Securities and Exchange Commission on November 20, 2006


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2006
                         Commission file number: 0-32995

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


 Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

        Indicated by check mark whether the registrant is a shell company
         (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

          The number of shares outstanding of the issuer's common stock on November 15, 2006: 23,219,767

   Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                  ---   ---

--------------------------------------------------------------------------------

                               MEDSOLUTIONS, INC.
                                TABLE OF CONTENTS

Part I.       Financial Information                                         Page
                                                                            ----

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 2006
              (Unaudited) and December 31, 2005                                3


              Condensed Consolidated Statements of Operations for the
              Three and Nine Month Periods Ended September 30, 2006 and
              September 30, 2005 (Unaudited)                                   4


              Condensed Consolidated Statements of Stockholders' Equity
              for the Nine Month Period Ended September 30, 2006
              (Unaudited)                                                      5

              Condensed Consolidated Statements of Cash Flows for the
              Nine Month Periods Ended September 30, 2006 and September
              30, 2005 (Unaudited)                                         6 - 7

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                      8

    Item 2.   Management's Discussion and Analysis or Plan of Operation       19

    Item 3.   Controls and Procedures                                         26

Part II.      Other Information

    Item 1.   Legal Proceedings                                               26

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     26

    Item 3.   Defaults Upon Senior Securities                                 26

    Item 4.   Submission of Matters to a Vote of Security Holders             26

    Item 5.   Other Information                                               26

    Item 6.   Exhibits                                                        27

    Signatures                                                                31


                          Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                    September 30,    December 31,
                                                                         2006             2005
                                                                    -------------    -------------
                                                                     (unaudited)
Current Assets:
  Cash                                                              $     121,152    $        --
  Accounts receivable - trade, net of allowance of $77,021 and
    $ 69,240                                                            1,911,680        1,405,603
  Prepaid expenses and other current assets                               477,949          258,523
  Supplies                                                                 83,729           14,106
                                                                    -------------    -------------
      Total Current Assets                                              2,594,510        1,678,232

Property and equipment - at cost, net of accumulated
  depreciation of $2,536,501 and $1,836,756                             3,572,856        3,150,504
Intangible assets - Customer list, net of accumulated
  amortization of $928,212 and $624,770                                 1,677,969        1,437,912
Intangible assets - Goodwill                                            3,234,025        2,597,021
Intangible assets - permits                                               129,627           65,007
Other assets                                                              126,320          102,126
                                                                    -------------    -------------
      Total Assets                                                  $  11,335,307    $   9,030,802
                                                                    =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Convertible debentures                                            $      40,135    $      40,135
  Current maturities of long-term obligations                             370,473          149,175
  Accounts payable                                                      1,535,243        1,130,155
  Accrued liabilities                                                   1,393,979          962,327
  Current maturities - notes payable to Tate Investments, LLC              23,000          250,000
  Current maturities - notes payable to Med-Con                           144,736          154,314
  Current maturities - notes payable to On Call                           303,265          495,819
  Current maturities - notes payable to Positive Impact                   174,110          360,669
  Current maturities - notes payable stockholders                         429,435          487,891
  Current maturities - litigation settlements                                --             26,735
  Advances from stockholders                                               34,625           19,004
                                                                    -------------    -------------
      Total Current Liabilities                                         4,449,001        4,076,224

Long-term obligations, less current maturities                          1,027,058          806,952
Notes payable - Tate Investments LLC, less current maturities           1,307,342          725,000
Notes payable - Med-Con, less current maturities                          169,889          274,749
Notes payable - On Call, less current maturities                           22,390          119,541
Notes payable - Positive Impact, less current maturities                  358,958          489,331
Notes payable - stockholders, less current maturities                     274,120          359,131
                                                                    -------------    -------------
      Total Liabilities                                                 7,608,758        6,850,928
                                                                    -------------    -------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock (par value $.001) - 100,000,000 shares
   authorized at September 30, 2006 and December 31, 2005,
   respectively, 283,172 shares issued and outstanding at
   September 30, 2006 and December 31, 2005
   (liquidation preference $424,758 - 2006 and 2005)                          283              283
  Common stock (par value $.001) - 100,000,000 shares
   authorized at September 30, 2006 and December 31,2005;
   23,231,967 shares issued and 23,219,767 outstanding at
   September 30, 2006 and 21,854,467 shares issued and 21,842,267
   outstanding at December 31, 2005                                        23,232           21,854
Additional paid-in capital                                             26,322,605       24,658,145
Accumulated deficit                                                   (22,601,571)     (22,482,408)
Treasury stock, at cost - 12,200 shares at September 30, 2006 and
  December 31, 2005                                                       (18,000)         (18,000)
                                                                    -------------    -------------
        Total Stockholders' Equity                                      3,726,549        2,179,874
                                                                    -------------    -------------
        Total Liabilities and Stockholders' Equity                  $  11,335,307    $   9,030,802
                                                                    =============    =============

            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------
                                                 For the Three Months Ended      For the Nine Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
                                                         (Unaudited)                     (Unaudited)
------------------------------------------------------------------------------------------------------------

Revenues:
Sales                                           $  3,096,420    $  2,404,772    $  9,337,879    $  6,747,027
Cost of revenues *                                 2,003,959       1,446,157       5,512,779       4,125,403
                                                ------------    ------------    ------------    ------------
Gross profit                                       1,092,461         958,615       3,825,100       2,621,624

Operating expenses:
 Selling, general and administrative expenses        904,609         681,043       2,545,846       1,873,778
 Depreciation and amortization                       374,067         191,308       1,003,187         516,714
                                                ------------    ------------    ------------    ------------
Total operating expenses                           1,278,676         872,351       3,549,033       2,390,492
                                                ------------    ------------    ------------    ------------
Income from operations                              (186,215)         86,264         276,067         231,132

Other (income) expenses:
 Interest expense                                    161,944          83,043         395,230         269,736
 Gain on ATE settlement                                 --              --              --          (650,468)
                                                ------------    ------------    ------------    ------------
                                                     161,944          83,043         395,230        (380,732)
                                                ------------    ------------    ------------    ------------

Net income (loss)                               $   (348,159)   $      3,221    $   (119,163)   $    611,864

Preferred stock dividend                             (10,625)        (10,625)        (31,875)        (30,250)
                                                ------------    ------------    ------------    ------------
Net income (loss) applicable to common
stockholders                                    $   (358,784)   $     (7,404)   $   (151,038)   $    581,614
                                                ============    ============    ============    ============
Basic net income (loss) per common share        $      (0.02)   $      (0.00)   $      (0.01)   $       0.03
                                                ============    ============    ============    ============
Diluted net income (loss) per common share      $      (0.02)   $      (0.00)   $      (0.01)   $       0.03
                                                ============    ============    ============    ============
Weighted average common shares
  used in basic income  (loss)
  per share                                       22,698,789      20,287,285      22,091,045      18,897,401
                                                ============    ============    ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss) per share                         22,698,789      20,287,285      22,091,045      19,641,473
                                                ============    ============    ============    ============
------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

* - Excludes depreciation of $260,416 and $131,808 for the three months ended September 30, 2006 and 2005, respectively and depreciation of $699,745 and $344,822 for the nine months ended September 30, 2006 and 2005, respectively.


                               MEDSOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)


                                                         MSI Preferred Stock
                                                               Series A                MSI Common Stock
                                                      -------------------------   --------------------------
                                                         Shares        Amount        Shares         Amount
                                                      -----------   -----------   -----------    -----------

Nine Months Ended September 30, 2006: (Unaudited)
------------------------------------

Balance - December 31, 2005                               283,172   $       283    21,854,467    $    21,854
MSI common stock sold for cash
  net of costs of $106,132                                   --            --         429,500            430
MSI common stock returned due to PIWS settlement             --            --         (52,000)           (52)
MSI conversion price adjustment on convertible debt
  to Tate Investments, LLC                                   --            --            --             --
MSI common stock issued for acquisition                                             1,000,000          1,000
Preferred stock dividend                                     --            --            --             --

Net (loss)                                                   --            --            --             --
                                                      -----------   -----------   -----------    -----------
Balance - September 30, 2006                              283,172   $       283    23,231,967    $    23,232
                                                      ===========   ===========   ===========    ===========



                          ****************************


                                                     Additional
                                                      Paid-in       Accumulated       Treasury
                                                      Capital          Deficit          Stock          Total
                                                    ------------    ------------    ------------    ------------


Nine Months Ended September 30, 2006: (Unaudited)
------------------------------------

Balance - December 31, 2005                         $ 24,658,145    $(22,482,408)   $    (18,000)   $  2,179,874
MSI common stock sold for cash
  net of costs of $106,132                               702,437            --              --           702,867
MSI common stock returned due to PIWS
  settlement                                             (38,948)           --              --           (39,000)
MSI conversion price adjustment on
  convertible debt to Tate
  Investments, LLC                                       153,846            --              --           153,846
MSI common stock issued for
  acquisition                                            879,000            --              --           880,000
Preferred stock dividend                                 (31,875)           --              --           (31,875)

Net (loss)                                                  --          (119,163)           --          (119,163)
                                                    ------------    ------------    ------------    ------------
Balance - September 30, 2006                        $ 26,322,605    $(22,601,571)   $    (18,000)   $  3,726,549
                                                    ============    ============    ============    ============



            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For the Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2006           2005
                                                           -----------    -----------
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                               $  (119,163)   $   611,864
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                          1,003,187        516,714
      Provision for bad debts                                    9,000         33,000
      Gain on ATE settlement                                      --         (650,468)
      Equity compensation for director fees                       --           75,417
      Amortization of finance fees and debt discount             8,807           --
    Changes in assets (increase) decrease:
      Accounts receivable                                     (402,264)      (538,723)
      Supplies                                                 (45,373)         4,634
      Prepaid expenses and other current assets                153,222        169,205
      Other non-current assets                                 (82,606)         1,808
    Changes in liabilities increase (decrease)
      Accounts payable, accrued liabilities & litigation
        settlements                                             64,011       (670,172)
                                                           -----------    -----------
      NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                             588,821       (446,721)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (450,076)      (135,439)
  Asset acquisitions through business combinations, net
       of cash acquired                                        (24,284)      (415,000)
      NET CASH USED IN INVESTING ACTIVITIES                -----------    -----------
                                                              (474,360)      (550,439)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                           --          203,758
  Proceeds from sale of common stock                           809,000        802,167
  Proceeds from note payable - stockholder                     700,000        865,000
  Cash paid for costs associated with
    equity transactions                                       (106,132)          --
  Dividend on preferred stock                                  (31,875)       (26,625)
  Payments on long-term obligations to stockholders           (609,968)      (330,505)
  Advances (payments) on advances to stockholders               15,620        (97,266)
  Payments on long-term obligations to others                 (769,954)      (238,871)
                                                           -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  6,691      1,177,658
                                                           -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      121,152        180,498

CASH AND CASH EQUIVALENTS - BEGINNING                             --             --
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS - END                            $   121,152    $   180,498
                                                           ===========    ===========


            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                          $    429,221   $    251,717
                                                         ============   ============
  Income taxes paid                                      $       --     $       --
                                                         ============   ============
  Issuance of notes payable for property and equipment   $    572,021   $    659,018
                                                         ============   ============
  Common stock reclaimed in connection to clawback
    provision regarding PIWS acquisition                 $     39,000   $       --
                                                         ============   ============
  Notes payable converted into MSI common stock          $       --     $    875,843
                                                         ============   ============
  Accrued salaries and related interest converted
    into MSI common stock and stock options              $       --     $    454,157
                                                         ============   ============
  Reduction in notes payable from PIWS purchase price
    settlement                                           $    130,000   $       --
                                                         ============   ============

  Issuance of MSI common stock for acquisitions          $    880,000   $    265,000
                                                         ============   ============
  Notes issued for acquisitions                          $    250,000   $    690,000
                                                         ============   ============


            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Description of Business

MedSolutions, Inc. ("MSI" or the "Company") was incorporated in Texas in 1993, and through its subsidiary, EnviroClean Management Services, Inc. ("EMSI"), principally collects, transports and disposes of regulated medical waste ("RMW") in north Texas, south Texas, Oklahoma, Louisiana, Kansas, Missouri and Arkansas. MSI markets, through its wholly-owned subsidiary SharpsSolutions, Inc. ("Sharps"), a reusable sharps container service program to health care facilities  that we  expect  will  virtually  eliminate  the  current  method of utilizing disposable sharps containers. Another subsidiary of MSI, ShredSolutions, Inc. ("Shred"), markets a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information ("PHI") and other confidential documents, primarily those generated by health care providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). The Company operates another wholly owned subsidiary, Positive Impact Waste Servicing, Inc., doing business as EnviroClean On-Site, Inc. ("On-Site"), which uses mobile treatment equipment to treat and dispose of regulated medical waste on site. The Company acquired 100% of the capital stock of Positive Impact Waste Servicing, Inc. as part of its asset acquisition from Positive Impact Waste Solutions, LLC ("PIWS") on November 30, 2005. The assets acquired by the Company from PIWS included customer contracts and equipment. The Company operates another wholly owned subsidiary, SteriLogic Waste Systems, Inc. ("SteriLogic") in Syracuse, New York which services RMW and Sharps customers in the New York and Pennsylvania market. SteriLogic was acquired by the Company on August 21, 2006 and the stock acquisition included customer contracts, equipment and a rented facility in Syracuse, New York.

NOTE 2.  Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 17, 2006, for the year ended December 31, 2005.

The accompanying consolidated financial statements include the accounts of the Company, its principally owned subsidiary, EMSI, and wholly owned subsidiaries, Shred, Sharps, On-Site, EnviroClean Transport, Inc as well as the results of the recently acquired wholly owned subsidiary SteriLogic (see note 4) beginning July 1, 2006. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Goodwill and Intangible Assets
------------------------------

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", the Company
recognizes certain intangible assets acquired in acquisitions, primarily goodwill and customer lists. To determine the adequacy of the carrying amounts on an ongoing basis, the Company, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", performs its annual impairment test at the end of the year each December 31, unless triggering events indicate that an event has occurred which would require the test to be performed sooner. The Company monitors the performance of its intangibles by analyzing the expected future cash flows generated from such related intangibles to ensure their continued performance. If necessary, the Company may hire an outside independent consultant to appraise the fair value of such assets.

------------------------------------------

As of September 30, 2006, goodwill totaled $3,234,025. This amount is a result of seven acquisitions where goodwill was recorded in six of those acquisitions as part of the purchase price. With regard to the AmeriTech Environmental, Inc. ("ATE") acquisition, closed on November 7, 2003, goodwill was recorded in the amount of $969,387. With regard to the B. Bray Medical Waste Service ("Bray") acquisition, closed on January 1, 2004, goodwill was recorded in the amount of $3,600. Our third acquisition, Med-Con Waste Solutions, Inc. ("Med-Con"), was closed on September 30, 2004 and goodwill was recorded in the amount of $522,186. Our fourth acquisition, On Call Medical Waste, Ltd. ("On Call"), was closed on August 29, 2005 and goodwill was recorded in the amount of $653,922. Our sixth acquisition, Positive Impact Waste Solutions, Ltd. ("PIWS") was closed on November 30, 2005 and goodwill was originally recorded in the amount of $447,926. On June 30, 2006, the Company settled a dispute with PIWS regarding the asset purchase agreement. The settlement reduced the original purchase price by $169,000 and reduced the amount of goodwill assigned to the PIWS acquisition by $169,000 to $278,926. The goodwill assigned to the PIWS acquisition was subsequently increased by $50,000 to $328,926 during the quarter ended September 30, 2006 due to additional estimated acquisition costs. Our seventh acquisition, SteriLogic was closed on August 21, 2006 and $756,004 was assigned to goodwill based upon an independent appraisal of the intangible assets acquired. All of the goodwill associated with these acquisitions is deductible for income tax purposes.

As of September 30, 2006, intangible assets associated with customer lists were $1,677,969, net of accumulated amortization of $928,212. All values assigned to customer list were derived by independent appraisals and were assigned lives of 5 years over which to amortize the assigned cost.

Both the goodwill and customer list values are subject to an annual impairment test.

As of September 30, 2006, no impairment test was performed on the Company's goodwill and customer list as no triggering events occurred that would indicate possible impairment. In accordance with SFAS 142, the Company will perform an annual impairment test at year-end.

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At September 30, 2006, no impairment exists.

Stock-Based Compensation
------------------------

Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The adoption of this standard had no effect on operations for the nine months ended September 30, 2006 as the Company did not issue any options during the period and all outstanding options previously issued have already vested.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding as of the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is generally recognized as compensation cost on a straight-line basis over the remaining service period after the adoption date based on the options' original estimate of fair values.

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

                                                                          (in thousands)
                                                     For the Three Months ended    For the Nine Months ended
                                                            September 30,                 September 30,
                                                     --------------------------    -------------------------
                                                                 2005                          2005
                                                     --------------------------    -------------------------
Net income (loss) attributable to common
stockholders, as reported                            $                       (7)   $                     582

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                                          (80)                        (148)
                                                     --------------------------    -------------------------
Pro-forma net income (loss) under
fair value method - Basic                            $                      (87)   $                     434

Effect of dilutive securities
         Preferred Stock                                                   --                             30

         Convertible notes payable and advances
         interest expense                                                  --                             29
                                                     --------------------------    -------------------------
Pro-forma net income (loss) under
fair value method - Dilutive                         $                      (87)   $                     493
                                                     ==========================    =========================
Net income (loss) per share attributable to
common stockholder - Basic                           $                    (0.00)   $                    0.03

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                                        (0.00)                       (0.01)
                                                     --------------------------    -------------------------
Pro-forma net income (loss) per share attributable
to common stockholder- Basic                         $                    (0.00)   $                    0.02
                                                     ==========================    =========================
Net income (loss) per share attributable to
common stockholder- Diluted                          $                    (0.00)   $                    0.03

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                                        (0.00)                       (0.01)
                                                     --------------------------    -------------------------
Pro-forma net income (loss) per share
attributable to common stockholder- Diluted          $                    (0.00)   $                    0.02
                                                     ==========================    =========================

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the nine months ended September 30, 2006 and 2005, 0 and 353,909 options were granted, respectively. For the options granted during the nine months ended September 30, 2005, the exercise prices of the stock options were $.75 and $1.00 and vest immediately. The fair value of such options granted was $0.75. The options may be exercised over a period of ten years. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. All stock options outstanding as of September 30, 2006 and December 31, 2005, totaled 1,328,796. There was no option expense for the three and nine months ended September 30, 2006, as no options were issued and all previously issued options were all vested as of December 31, 2005.


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

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding unless such combination of shares and dilutive securities were determined to be anti-dilutive. The numerator and denominator for basic and diluted earnings per share ("EPS") consist of the following:

                                                          Three Months     Three Months      Nine Months      Nine Months
                                                              Ended            Ended            Ended            Ended
                                                          September 30,    September 30,    September 30,    September 30,
                                                               2006             2005             2006             2005
                                                          -------------    -------------    -------------    -------------
Numerator:
   Net income (loss)                                      $    (348,159)   $       3,221    $    (119,163)   $     611,864
   Convertible preferred stock dividends                        (10,625)         (10,625)         (31,875)         (30,250)
                                                          -------------    -------------    -------------    -------------
Numerator for basic earnings per share - income
      available to common stockholders                         (358,784)          (7,404)        (151,038)         581,614

   Effect of dilutive securities:
     Preferred stock dividends                                     --               --               --             30,250
     Convertible notes payable and advances interest
       expense                                                     --               --               --             28,956
                                                          -------------    -------------    -------------    -------------
                                                                   --               --               --             59,206
                                                          -------------    -------------    -------------    -------------
      Numerator for diluted earnings per share - income
        available to common stockholders after assumed
        conversions                                       $    (358,784)   $      (7,404)   $    (151,038)   $     640,820

Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                          22,698,789       20,287,285       22,091,045       18,897,401

   Effect of dilutive securities:
     Convertible accrued salaries                                  --               --               --             61,189
     Stock options                                                 --               --               --               --
     Preferred convertible stock                                   --               --               --            239,527
     Convertible debentures and unpaid interest                    --               --               --             57,439
     Note payable to stockholders and accrued interest             --               --               --            207,364
     Advances from stockholders                                    --               --               --            178,553
                                                          -------------    -------------    -------------    -------------
        Total potentially dilutive securities                      --               --               --            774,072

Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions           22,698,789       20,287,285       22,091,045       19,641,473
                                                          =============    =============    =============    =============
Basic earnings per share                                  $       (0.02)   $       (0.02)   $       (0.01)   $        0.03

Diluted earnings per share                                $       (0.02)   $       (0.02)   $       (0.01)   $        0.03

For the nine months ended September 30, 2005, 622,027 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. There were no common stock equivalents consisting of options, convertible preferred stock shares and convertible notes that were required to be included in the calculation of diluted loss per share for the three and nine month periods ended September 30, 2006 and the three month period ended September 30, 2005 since their inclusion would be antidilutive. The total number of options, convertible preferred shares and convertible notes outstanding as of September 30, 2006 was 1,328,796; 283,172; and 2,500,245,
respectively.

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

In July 2006, the FASB released FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In  September  2006,  the FASB issued SFAS No. 157,  "Accounting  for Fair Value
Measurements" ("SFAS 157"). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued by the Company after November 15, 2007. The Company does not expect the new standard to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for the year ended December 31, 2006. The Company does not expect the new standard to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4.  Acquisitions

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

SteriLogic Waste Systems, Inc. ("SteriLogic")
---------------------------------------------

On August 21, 2006, MedSolutions, Inc., a Texas corporation (the "Company"), acquired SteriLogic Waste Systems, Inc., a Pennsylvania corporation ("SteriLogic") located in Syracuse, New York, as previously reported in the Company's Quarterly Report on Form 10-QSB filed August 21, 2006. SteriLogic is a regulated medical waste management company that provides the collecting, transporting and disposal of regulated medical waste in addition to providing reusable sharps container programs to its customers who are primarily located in the states of New York and Pennsylvania. SteriLogic also designs, manufactures and markets reusable sharps containers to medical waste service providers who provide reusable sharps container programs to their medical waste customers.

The  acquisition  was  effected,  pursuant  to a  Merger  Agreement  and Plan of
Reorganization dated as of August 16, 2006, by and between the Company, SteriLogic Acquisition Subsidiary, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Subsidiary"), and SteriLogic, by the merger (the "Merger") of SteriLogic with and into Subsidiary, with Subsidiary continuing as the surviving corporation. At the effective time of the Merger, each share of SteriLogic common stock, par value $0.01 per share, issued and outstanding immediately prior to such time was converted into the right to receive 200 shares of the Company's common stock, par value $0.001 per share ("Merger Shares"), for an aggregate of 1,000,000 Merger Shares. In addition, the Company placed in trust with Abele-Kerr Investments, LLC, for the benefit of all SteriLogic shareholders, (i) $50,000 in readily available funds, and (ii) a convertible promissory note in the principal amount of $250,000 with simple interest at the annual rate of 8% accruing from the effective time and payable in 12 equal installments of interest only in the amount of $1,666.67 each due monthly beginning on the 30th day after the effective time, and 24 equal installments of principal and interest in the amount of $11,306.82 each due monthly thereafter. The note holder may convert the unpaid principal and interest at any time, but prior to August 16, 2007, into the Company's common stock at $1.50 per share. The Merger consideration may be adjusted downward depending upon the amount of sales or earnings realized by the Company from the customer contracts acquired through the acquisition of SteriLogic for the 12 months following the closing of the transaction. Any such adjustment to the Merger consideration will be deducted 25% from the principal amount of the $250,000 promissory note, and 75% from the Merger Shares, pro rata against each former holder of SteriLogic common stock that received Merger Shares in proportion to the percentage of the Merger Shares received by each such holder, at the rate of $1.50 per share; provided, the Company shall in no event deduct more than 400,000 Merger Shares with respect to the adjustment. The cash portion of the Merger consideration was funded from working capital. The Merger consideration was determined largely based upon the amount of revenues SteriLogic has generated from its regulated medical waste disposal business and the value of the net assets acquired.


NOTE 4.  Acquisitions (continued)

MedSolutions purchased the following assets in the following table in exchange for the amount paid.

     Description                                                      Amount
     -----------                                                      ------

     Purchase price:
     ---------------

     Cash paid                                                     $    50,000
     Promissory note                                                   250,000
     MSI Common Stock issued, 1,000,000 shares                         880,000
                                                                   -----------
     Total purchase price                                          $ 1,180,000
                                                                   ===========
     Assets acquired and liabilities assumed:
     ----------------------------------------

     Cash                                                          $    25,716
     Accounts Receivable, Inventory, and other assets                  155,336
     Equipment at Fair Value                                           100,000
     Liabilities assumed                                              (409,057)
     Allocation to customer list, to be amortized over 5 years         552,000
     Allocation to goodwill                                            756,005
                                                                   -----------
     Total assets acquired                                         $ 1,180,000
                                                                   ===========
Pro Forma Results
-----------------

The following table presents the pro-forma combined results of operations of the Company, Positive Impact, On Call and SteriLogic for the three and nine months ended September 30, 2005, respectively, and twelve months ended December 31, 2005, and acquisitions as if they had been combined from the beginning of 2005.
The Company did not include pro-forma results for the Cooper Biomed acquisition because their results are de minimus. For the nine months ended September 30, 2006, the pro-forma table below combines the results of the Company and SteriLogic as if the acquisition of SteriLogic had been combined from the beginning of 2006.

                                           Pro forma          Pro forma          Pro forma           Pro forma
                                       Combined for the   Combined for the   Combined for the    Combined for the
                                          Nine Months       Three Months        Nine Months        Twelve Months
                                       Ended September    Ended September    Ended September       Ended December
                                       30, 2006           30, 2005           30, 2005            31, 2005

Revenues:                              $      9,919,835   $      3,110,951   $       8,965,677   $     12,124,379
  Net Sales                            ================   ================   =================   ================

                                       $       (257,753)  $       (168,882)  $          84,651   $        146,530
  Net income                           ================   ================   =================   ================

Basic net income (loss) per common
share                                  $          (0.01)  $          (0.01)  $            0.00   $          0.01
                                       ================   ================   =================   ===============

Diluted net income (loss) per common
share                                  $          (0.01)  $          (0.01)  $            0.00   $          0.01
                                       ================   ================   =================   ===============

Weighted average common shares
outstanding - basic                          23,091,045         21,761,952          20,372,068        20,922,190
                                       ================   ================   =================   ===============

Weighted average common shares
outstanding - diluted                        23,091,045         21,761,952          21,116,140        21,756,459
                                       ================   ================   =================   ===============

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of the beginning of the 2005, nor are they necessarily indicative of future consolidated results.


NOTE 5.  Waste Management Facility Agreement

On June 8, 2006, the operating agreement between the Company and the University of Texas Medical Branch ("UTMB") expired. The operating agreement allowed the Company to manage the UTMB incineration facility and process their waste for a fee as well as provided a facility for the Company to treat waste generated from EMSI South Texas and Louisiana customers in return for a fee paid to UTMB. Currently, the Company is taking generated waste from South Texas and Louisiana to other third party facilities in South Texas and Northern Louisiana and to its Garland facility.


NOTE 6.  Accrued Liabilities

     Accrued liabilities consist of the following:  September 30,  December 31,
                                                    -------------  -------------

                                                         2006           2005
                                                    -------------  -------------
                                                     (Unaudited)

     Salaries and payroll taxes                     $     388,903  $     244,268
     Interest                                              97,408        116,598
     Insurance                                            426,105        254,042
     Other accrued liabilities                            481,563        347,419
                                                    -------------  -------------
                                                    $   1,393,979  $     962,327
                                                    =============  =============

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

On May 22, 2006, the Company and Investor agreed to amend the Tate Agreement to lower the conversion price for the $1,000,000 Promissory Note to $0.55 per share from $0.65 per share in exchange for the Investor retroactively (as of July 15, 2005, the date the Tate Agreement was executed) eliminating the requirements for the Company to achieve certain earning targets thereunder. In connection with the conversion price adjustment, the Company was required to record a beneficial conversion charge of $153,846. The beneficial conversion charge represents the incremental fair value of the impact from lowering the conversion rate and will be amortized over the remaining life of the note.

As of September 30, 2006, the total amount owed by the Company to the Investor was $1,450,000 and $50,000 of additional advances were available under the $1,000,000 Note.

NOTE 8.  Stockholders' Equity

During the nine months ended September 30, 2006, the Company sold 429,500 shares of its Common Stock to new stockholders for a total consideration of $809,000, less $106,132 in transaction costs.

Stock Grants and Options
------------------------

At the annual meeting of stockholders of the Company on December 18, 2002, the stockholders approved the adoption of the MedSolutions, Inc. 2002 Stock Plan. The purpose of the plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business. Options granted under the plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Board of Directors at the time of grant. On August 17, 2006, the Board of Directors approved an increase in the number of shares available for future grants and awards under the 2002 Stock Plan to 3,000,000 shares from 850,000 shares. The shareholders of the Company approved the amendment to the 2002 Stock Plan at their Annual Shareholder's Meeting on October 19, 2006.

The option grants have a vesting period up to ten years. Options for 1,153,132 and 145,664 shares were granted to directors and employees during 2005 and 2004, respectively. During the year ended December 31, 2005 and 2004, respectively, the Company granted its directors 134,222 and 85,500, respectively, stock options in lieu of payment of director fees.


NOTE 8.  Stockholders' Equity (continued)

Stock Grants and Options (continued)
------------------------------------

A summary of activity involving options on the Company's common stock follows:


                                                                               Weighted           Aggregate
                                                                               Average            Intrinsic
                                                      Number of Options    Exercise Price           Value
                                                      -----------------   -----------------   -----------------

Balance outstanding at December 31, 2005                      1,328,796   $            0.80   $         106,304
                                                      =================   =================   =================
Granted                                                            --                  --                  --
Exercised                                                          --                  --                  --
Cancelled/Expired                                                  --                  --                  --
                                                      -----------------   -----------------   -----------------

Balance outstanding at September 30, 2006                     1,328,796   $            0.80   $         106,304
                                                      =================   =================   =================

Number of options exercisable at September 30, 2006           1,328,796   $            0.80   $         106,304
                                                      =================   =================   =================


Stock options outstanding at September 30, 2006 for each of the following classes of options, by exercise price, are summarized as follows:

EXERCISE PRICE     NUMBER OF     WEIGHTED-AVERAGE     NUMBER OF OPTIONS
                                     REMAINING
                    OPTIONS      CONTRACTUAL LIFE     CURRENTLY EXERCISABLE
---------------------------------------------------------------------------
         $1.00        80,164           7.25 years                    80,164
         $1.00        95,500           8.25 years                    95,500
         $1.00        79,173           8.75 years                    79,173
         $0.75       289,736           8.75 years                   289,736
         $0.75       784,223           9.25 years                   784,223


NOTE 9.  Related Party Transactions

For the nine months ended September 30, 2006 and 2005, the Company paid interest expense to related parties in the amount of $133,794 and $192,257 respectively.

NOTE 10  Expansion Loan for Houston, Texas Facility

On August 9, 2006, the Company, through its subsidiary EMSI, secured additional financing from a bank to expand its Houston facility. The facility is currently being used as a transfer facility for the South Texas operations. The expansion will allow EMSI to treat medical waste at the facility once the permitting process is completed from the state of Texas. The total costs of expansion will be approximately $275,000 with $200,000 of those funds coming from bank financing and the remainder from working capital. The promissory note to the bank is payable in 60 monthly installments of $822 in principal plus interest accruing at the Prime Rate as published in the Wall Street Journal from time to time plus 1%, maturing on July 19, 2011. The note is secured by a second lien on the Houston facility and is personally guaranteed by both our President and Chairman of the Board.

As of September 30, 2005, the Company has drawn $56,455 against the promissory note and the funds were used for the commencement phase of expansion.


NOTE 11  Subsequent Events

On October 3, 2006, the Company issued a convertible promissory note to our Chairman of the Board who loaned $100,000 for the purpose of providing working capital to the Company. The promissory note is payable in interest only monthly installments for three months and afterwards, it begins paying 24 monthly installments of $4,707 per installment. The note accrues interest at 12% and at the option of the holder, any unpaid principal and accrued interest may convert into Common Stock at the rate of $1.00 per share. The note matures on January 3, 2009.

On October 3, 2006, the Company issued a convertible promissory note to one of our directors/shareholders who loaned $100,000 for the purpose of providing working capital to the Company. The promissory note is payable in interest only monthly installments for 24 months at $1,000 per installment. The note accrues interest at 12% and at the option of the holder, any unpaid principal and accrued interest may convert into Common Stock at the rate of $1.00 per share. The note matures on October 3, 2008.

Extinguishment of Convertible Debentures
----------------------------------------

The Company issued an aggregate of $1,100,000 of 15% Convertible Redeemable Subordinated Debentures (the "Series I Debentures") in 1994 and 1995 with a final maturity date of March 31, 1999, and containing a provision for conversion of the Series I Debentures, at the option of the holders thereof, into shares of Common Stock. The Company also issued an aggregate of $256,125 of 10% Convertible Redeemable Debentures ("Series II Debentures," and together with the Series I Debentures, the "Debentures") in 1998 with a maturity date of November l, 1999, and containing a provision for conversion of the Series II Debentures, at the option of the holders thereof, into shares of Common Stock.


Due to cash constraints, the Company was not able to redeem the Debentures in 1999 pursuant to their respective terms. The Company offered (the "Conversion Offering") the holders of the Debentures the opportunity to convert their Series I Debentures and Series II Debentures into shares of Common Stock at a conversion rate of $1.50 and 1.75, respectively. Due to holders of Debentures who did not respond to the Conversion Offering, the principal balance owing on the Series I Debentures and the Series II Debentures as of September 30, 2006 was $30,000 and $10,135, respectively.

Certain holders of Debentures did not respond to the Conversion Offering in 1999, and the offer to convert the Debentures into the Company's Common Stock has since expired and any contractual claims for rights pursuant to the Debentures have been time-barred by the applicable statue of limitations. Accordingly, the Company extinguished the Debentures on November 15, 2006 and any obligation owed under their terms. The Company recorded other income of $40,135 and reversed all accrued interest as a result of extinguishment.

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

     Our revenues were $9,337,879 for the nine months ended September 30, 2006 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small quantity generators" or "SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium quantity generators" or "MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large quantity generators" or "LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with SQG's generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with MQG's and LQG's, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At September 30, 2006, we served approximately 10,000 customers.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

     Revenues. Our revenues increased $691,648, or 28.8% to $3,096,420 during the three months ended September 30, 2006 from $2,404,772 during the three months ended September 30, 2005. The increase in revenue was attributed in part by the three acquisitions completed in the last five months of 2005 that increased revenue by approximately $170,000 average per month in addition to the SteriLogic acquisition completed during the three months ended September 30, 2006 that contributed approximately $257,000 of the revenue increase. However, the increases in revenue for the three months ended September 30, 2006 were partially offset by a loss of an LQG customer in our South Texas market in addition to the loss of our operating agreement with UTMB as discussed in Note
5. Both of these customers contributed in excess of $90,000 per month in average monthly billings prior to the loss of the UTMB agreement.

     Cost of Revenues. Our cost of revenues increased $557,802 or 38.6% to $2,003,959 during the three months ended September 30, 2006 from $1,446,157 during the three months ended September 30, 2005. Gross margin for the Company decreased to 35.3% for the three months ended September 30, 2006 from 39.9% for the three months ended September 30, 2005. The increase in cost of revenues was primarily caused by increases in external processing costs associated with transporting our customers' waste to third party treatment facilities. Other increases were caused by increases in container costs resulting from higher prices for paper products, fuel costs and other transportation costs relating to additions to our transportation fleet as our markets and customer base expand and costs associated with maintaining our mobile treatment units acquired in the PIWS acquisition. These increased costs were offset by decreasing operating costs associated with the UTMB operating agreement

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $223,566, or 32.8% to $904,609 during the three months ended September 30, 2006 from $681,043 during the three months ended September 30, 2005. The increase was caused by costs associated with an increased sales force and related costs in 2006 versus 2005, plus increases in director compensation, travel costs and legal fees.

     Depreciation and Amortization. Depreciation and amortization increased by $182,759, or 95.5% to $374,067 during the three months ended September 30, 2006 from $191,308 during the three months ended September 30, 2005. The primary cause for the increase was from depreciation expense resulting from the purchases of fixed assets from the PIWS acquisition and increases in amortization expense from higher carrying values of customer lists purchased from the three acquisitions in 2005 and the SteriLogic acquisition in 2006.

     Interest expense. Our interest expense increased $78,901, or 95.0% to $161,944 during the three months ended September 30, 2006 from $83,043 during the three months ended September 30, 2005. Interest expense increased primarily due to the capitalization and amortization of certain debt conversion costs related to the Tate Agreement that was modified during the three months ended June 30, 2006 (see Note 7) and the addition of $500,000 of new debt under the Tate Agreement closed in March 2006. In connection with such transactions related to the debt conversion costs, the Company paid financing fees that were deferred and are being amortized on a straight line method over the remaining life of the convertible debt. Other increases to interest expense were caused by increases in acquisition promissory notes issued as part of the consideration paid for acquisitions closed in the last 5 months of 2005 and SteriLogic in 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

     Revenues. Our revenues increased $2,590,852, or 38.4% to $9,337,879 during the nine months ended September 30, 2006 from $6,747,027 during the nine months ended September 30, 2005. The increase in revenue was attributed in part by the three acquisitions completed in the last five months of 2005 that increased revenue by approximately $1,544,000 or $172,000 per month when comparing the revenue for the same nine month period ended September 30, 2005. Other contributing factors for the increases in 2006 was an annual price increase in January 2006 to the majority of our SQG customers and a fuel surcharge increase in March 2006. All prices increases and fee charges are provided for under our customer contracts. However, the increases in revenue for the nine months ended September 30, 2006 were partially offset by a loss of revenue from an LQG customer in our South Texas market and from the loss of our operating agreement with UTMB as discussed in Note 5.

     Cost of Revenues. Our cost of revenues increased $1,387,376 or 33.6% to $5,512,779 during the nine months ended September 30, 2006 from $4,125,403 during the nine months ended September 30, 2005. Gross margin for the Company increased to 41.0% for the nine months ended September 30, 2006 from 38.9% for the nine months ended September 30, 2005. The increase in cost of revenues was caused by increases in container costs resulting from higher prices for paper products, fuel and other transportation costs relating to additions to our transportation fleet as our markets and customer base expand. As a result of the PIWS acquisition on November 30, 2005, the Company entered new markets located in West Texas, Kansas and Missouri and incurred costs associated with added personnel, facilities, transportation, and treatment costs in each of those markets. Other costs associated with the increase are attributable to repair and maintenance costs of operating our mobile treatment units acquired in the PIWS acquisition.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $672,068, or 35.9% to $2,545,846 during the nine months ended September 30, 2006 from $1,873,778 during the nine months ended September 30, 2005. The increase was caused by costs associated with an increased sales force including our new markets in West Texas, Kansas and Missouri in 2006 versus 2005, increases in director compensation and increased administrative personnel. Other increases are associated with higher travel costs from our executive staff seeking acquisition and market opportunities to expand the Company's business and market share.

     Depreciation and Amortization. Depreciation and amortization increased by $486,473, or 94.1% to $1,003,187 during the nine months ended September 30, 2006 from $516,714 during the nine months ended September 30, 2005. The primary cause for the increase was from depreciation expense resulting from the purchases of fixed assets from the PIWS acquisition and increases in amortization expense from higher carrying values of customer lists purchased from the three acquisitions in 2005 and SteriLogic in 2006.

     Interest expense. Our interest expense increased $125,494, or 46.5% to $395,230 during the nine months ended September 30, 2006 from $269,736 during the nine months ended September 30, 2005. Interest expense increased primarily due to the capitalization and amortization of certain debt conversion costs related to the Tate Agreement that was modified during the three months ended June 30, 2006 (see Note 7) and the addition of $500,000 of new debt under the Tate Agreement closed in March 2006. In connection with such transactions related to the debt conversion costs, the Company paid financing fees that were deferred and are being amortized on a straight line method over the remaining life of the convertible debt. The increase in interest expense for the nine months ended September 30, 2006 is partially offset from decreases from the conversion of approximately $1.2 million in stockholder loans and advances into the Company's equity on June 30, 2005.

     Gain on ATE settlement. During the nine month period ended September 30, 2005, the Company recorded a one time gain of $650,468 resulting from a settlement and extinguishment of debt with AmeriTech Environmental, Inc. on February 11, 2005.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures
-------------------------------------------------------

     Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, proceeds from sales of our Common Stock through private offerings to existing shareholders and new investors, and proceeds from loans and advances received from certain stockholders. Revenues during the nine months ended September 30, 2006 were approximately $288,000 per month higher than the comparable monthly average revenue for 2005. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services.

     Historically, we have met our cash requirements based on a combination of revenues from operations, stockholder loans and advances, and proceeds from the sale of debt and equity securities. Based on the results for the nine months ended September 30, 2006 and future projected operations, management believes cash to be generated from operations and funds raised from other alternative sources if needed, will be sufficient to satisfy the Company's historical and current cash obligations.

Discussion of Liquidity

September 30, 2006 Compared to December 31, 2005

     At September 30, 2006, our working capital deficit was $1,854,491 compared to a working capital deficit of $2,397,992 at December 31, 2005, a favorable increase of $543,501 for the nine month period ended September 30, 2006. The increase in working capital was caused by a long term $500,000 equipment expansion loan from Tate Investments LLC, and net proceeds from the sale of the Company's Common Stock.

September 30, 2006 Compared to September 30, 2005

     Net cash provided by operating activities was $588,821 during the nine months ended September 30, 2006 as compared to net cash used of $446,721 during the nine months ended September 30, 2005. The increase in net cash provided by operating activities is principally due to higher depreciation expense resulting primarily from increases to property and equipment from the PIWS acquisition and higher amortization expense from increased values assigned to customer lists purchased from acquisitions during the nine month period in 2006 compared to 2005. Another primary reason for the increase in cash from operating activities in 2006 is from increases in accounts payable and accrued liabilities.

     Net cash used in investing activities during the nine months ended September 30, 2006, was $474,360 attributable to additions to property and equipment compared to $550,439 during the nine months ended September 30, 2005. The additions in 2006 are primarily attributable to additions to our transportation equipment versus expensing the equipment through operating leases and equipment additions to our SharpsSolutions business resulting from increases in new customers.

     Net cash provided by financing activities was $6,691 during the nine months ended September 30, 2006 compared to $1,177,658 during the nine months ended September 30, 2005. Proceeds from the sale of Common Stock were $809,000 during the nine months ended September 30, 2006 compared to $802,167 during the nine months ended September 30, 2005, and the proceeds of stockholder loans were $700,000 for the nine months ended September 30, 2006 compared to $865,000 for the same period ended September 30, 2005. Payments on stockholder advances and long-term obligations increased during the nine months ended September 30, 2006 to $1,379,922 versus $569,376 during the nine months ended September 30, 2005.

     Net cash increased to $121,152 during the nine months ended September 30, 2006 compared to net cash at December 31, 2005 based upon the factors discussed above.

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

Other Matters

     During the nine months ended September 30, 2006, the Company sold 429,500 shares of its Common Stock to new stockholders for a total consideration of $809,000 less $106,132 in transaction costs, as a result of the Company issuing a Private Placement Memorandum ("Memorandum") called the Acquisition and Expansion Fund III on November 30, 2005. The terms of the Memorandum call for the Company to sell to accredited investors units of Common Stock, par value of $001, priced at $2.00 per share and to sell in units of a minimum of 10,000 shares and a maximum of 1,000,000 shares. The Company, at its sole discretion, may agree to accept subscriptions for one-half of the minimum unit of 10,000 shares.

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

In  September  2006,  the FASB issued SFAS No. 157,  "Accounting  for Fair Value
Measurements" ("SFAS 157"). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for the Company for the year ended December 31, 2006. The Company does not expect the new standard to have a material impact on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

     During the year ended December 31, 2005, the Company had off balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $1,338,309 through 2012. The amount obligated under the lease arrangements is one operating lease totaling $765,926 payable through 2010 to a leasing firm that financed the majority of our transportation equipment. A second obligation is an operating lease with a remaining balance of $572,387 as of December 31, 2005 and is payable through 2012 to our landlord who holds the office lease for our corporate headquarters.

     For the nine month period ended September 30, 2006, the Company recorded an expense of $387,135 with regard to operating leases and rental agreements for our transportation equipment and the same amount was included as a cash outlay in our statement of cash flow. $64,206 was recorded as an expense with regard to our corporate headquarter lease and $62,330 was included as a cash outlay in our statement of cash flow. No revenue was realized as a result of these operating leases.


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

     (b)  Changes in Internal Controls

     During the nine months ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

     Item 1. Legal Proceedings

There has been no significant change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2005.

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, we issued 50,000 shares of Common Stock for a total of $100,000, less $22,000 in transaction costs. The common shares were issued pursuant to what the Company believed to be an exemption from the registration requirements of the Securities Act pursuant to the safe harbor provisions of Rule 506 of the Securities Act, in that all purchasers of common stock were accredited investors.

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

     Item 3. Defaults Upon Senior Securities

None.

     Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on October 19, 2004, the following items were voted on by the Stockholders:

1. To approve the Election of Directors:

                                    Votes For        Votes Withheld
                                    ---------        --------------

Steven R. Block                     15,626,102       33,745
Ajit S. Brar                        15,628,602       31,245
Matthew H. Fleeger                  15,640,677       19,170
David Mack                          15,628,602       31,245
Winship B. Moody, Sr.               15,626,102       33,745

2. To ratify the appointment of Marcum & Kliegman, LLP as the Company's independent public accountants for 2006:

Votes For                  Votes Against             Abstentions
---------                  -------------             -----------
15,642,672                 17,175                    0

3. To approve the amendment of the Company's 2002 Stock Plan increasing the number of shares authorized for issuance under such plan from 850,000 to 3,000,000:

Votes For                  Votes Against             Abstentions
---------                  -------------             -----------
13,567,255                 1,974,292                 118,297

     Item 5. Other Information

The Company issued an aggregate of $1,100,000 of 15% Convertible Redeemable Subordinated Debentures (the "Series I Debentures") in 1994 and 1995 with a final maturity date of March 31, 1999, and containing a provision for conversion of the Series I Debentures, at the option of the holders thereof, into shares of Common Stock. The Company also issued an aggregate of $256,125 of 10% Convertible Redeemable Debentures ("Series II Debentures," and together with the Series I Debentures, the "Debentures") in 1998 with a maturity date of November l, 1999, and containing a provision for conversion of the Series II Debentures, at the option of the holders thereof, into shares of Common Stock.

Due to cash constraints, the Company was not able to redeem the Debentures in 1999 pursuant to their respective terms. The Company offered (the "Conversion Offering") the holders of the Debentures the opportunity to convert their Series I Debentures and Series II Debentures into shares of Common Stock at a conversion rate of $1.50 and 1.75, respectively. Due to holders of Debentures who did not respond to the Conversion Offering, the principal balance owing on the Series I Debentures and the Series II Debentures as of September 30, 2006 was $30,000 and $10,135, respectively.

Certain holders of Debentures did not respond to the Conversion Offering in 1999, and the offer to convert the Debentures into the Company's Common Stock has since expired and any contractual claims for rights pursuant to the Debentures have been time-barred by the applicable statue of limitations. Accordingly, the Company extinguished the Debentures on November 15, 2006 and any obligation owed under their terms. The Company recorded other income of $40,135 and reversed all accrued interest as a result of extinguishment.

     Item 6. Exhibits

     (a) Exhibits.
         --------

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

     10.49 Amendment and Settlement Agreement dated as of June 30, 2006 by and between MedSolutions, Inc. and Positive Impact Waste Solutions, LLC (filed as
Exhibit 10.49 to the Company's Quarterly Report on Form 10-QSB on August 21, 2006, and incorporated hereby in reference).

     10.50 Merger Agreement and Plan of Reorganization dated as of August 16, 2006 by and between MedSolutions, Inc., SteriLogic Acquisition Subsidiary, Inc. and SteriLogic Waste Systems, Inc. (filed as Exhibit 10.50 to the Company's Quarterly Report on Form 10-QSB on August 21, 2006, and incorporated hereby in reference).

     10.51  Convertible   Promissory  Note  dated  October  3,  2006  issued  by
MedSolutions, Inc. to Winship B. Moody, Sr. for $100,000.**

     10.52  Convertible   Promissory  Note  dated  October  3,  2006  issued  by
MedSolutions, Inc. to Ajit S. Brar for $100,000.**

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


                                               MEDSOLUTIONS, INC.


Dated:  November 20, 2006                      By: /S/ Matthew H. Fleeger
                                                  ------------------------------
                                                  Matthew H. Fleeger, President,
                                                  Chief Executive Officer



Dated:  November 20, 2006                      By: /S/ J. Steven Evans
                                                  ------------------------------
                                                  J. Steven Evans,
                                                  Vice President of Finance