Form 10KSB
period 2006-12-31
MEDSOLUTIONS INC
filed 2007-04-16
CIK 1144870

================================================================================
    As filed with the Securities and Exchange Commission on April 16, 2007.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------

                                   FORM 10-KSB


        { X } ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006.



    { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

       EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____ TO _____.




                         Commission file number: 0-32995

                               MEDSOLUTIONS, INC.
                 (Name of small business issuer in its charter)


                Texas                                        75-2531556
   (State or other jurisdiction of                         (I.R.S.Employer
    incorporation or organization)                        Identification No.)



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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. {}

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No {}

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.{ } Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes {} No {X}

State Issuer's revenues for most recent fiscal year: $12,799,132

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.

The number of shares outstanding of registrant's common stock, $.001 par value per share, as of March 31, 2007 was 25,983,869 shares.

Transitional Small Business Disclosure Format (check one): Yes { } No {X}

                               MEDSOLUTIONS, INC.
                        2006 ANNUAL REPORT ON FORM 10-KSB
                                      INDEX

Part I.                                                                     Page
                                                                            ----
    Item 1.         Description of Business                                    1
    Item 2.         Description of Property                                   14
    Item 3.         Legal Proceedings                                         15
    Item 4.         Submission of Matters to a Vote of Security Holders       16
Part II.
    Item 5.         Market for Common Equity,  Related Stockholder
                     Matters and Small Business Issuer Purchases
                     of Equity Securities                                     17
    Item 6.         Management's Discussion and Analysis or Plan
                     of Operation                                             18
    Item 7.         Consolidated Financial Statements                         26
    Item 8.         Changes In and Disagreements with Accountants on
                     Accounting and Financial Disclosures                     26
    Item 8A.        Controls and Procedures                                   26
    Item 8B.        Other Information                                         26
Part III.
    Item 9.         Directors,  Executive  Officers,  Promoters,
                     Control  Persons and  Corporate  Governance;
                     Compliance with Section 16(a) of the Exchange Act        27
    Item 10.        Executive Compensation                                    30
    Item 11.        Security  Ownership of Certain  Beneficial  Owners
                     and Management and Related  Stockholder Matters          35
    Item 12.        Certain Relationships and Related Transactions,
                     and Director Independence                                37
    Item 13.        Exhibits                                                  39
    Item 14.        Principal Accountant Fees and Services                    43
Signatures                                                                    44
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

                                     PART I
Item 1. Description of Business

Company Overview

     MedSolutions, Inc. ("we," "us," or the "Company"), a Texas corporation that was organized on November 11, 1993, is a diversified holding company that provides complete and effective waste management outsource solutions marketed and serviced through four wholly owned subsidiaries and one substantially owned subsidiary. Through EnviroClean Management Services, Inc. ("EMSI"), from which we currently derive virtually all of our revenue, we are primarily engaged in regulated medical waste ("RMW") management services, which include collecting, transporting, treating and disposing of regulated medical waste from a variety of healthcare customers. Through SharpsSolutions, Inc. ("SharpsSolutions"), we offer a reusable sharps container service program to healthcare facilities that we expect will virtually eliminate the current method of utilizing disposable sharps containers. Through ShredSolutions, Inc., we market a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information (PHI) and other confidential documents, primarily those generated by healthcare providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). Through Positive Impact Waste Servicing, Inc. doing business as EnviroClean On-Site, we provide a patented mobile treatment process that uses Cold-Ster(R), a proprietary dry chemical product approved by the U.S. Environmental Protection Agency ("EPA") for the treatment of RMW. Through the acquisition of SteriLogic Waste Systems, Inc., located in Syracuse, New York ("SteriLogic"), we operate a regulated medical waste management company that provides collection, transportation and disposal of regulated medical waste services in addition to providing a reusable sharps container program to its customers who are primarily located in the States of New York and Pennsylvania. SteriLogic also designs, manufactures and markets reusable sharps containers to medical waste service providers who provide a reusable sharps container program to their medical waste customers.

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

Services and Operations

     Our services and operations are comprised of the collection, transportation, treatment, and disposal of regulated medical waste, reusable sharps containers and PHI, together with regulatory compliance training and education programs and consulting services. To service our customers, we have one collection/treatment facility and two transfer sites in the State of Texas, one collection/treatment/transfer facility in the State of Oklahoma and one transfer site and one collection/treatment facility in the state of Kansas. We offer programs to assist our customers in the proper handling, separating, packaging and disposing of medical waste. We also advise our healthcare customers in the proper methods of recording and documenting their medical waste management to comply with federal, state and local regulations. In addition, we offer consulting services to our healthcare customers for OSHA and HIPAA compliance and to assist them in reducing the amount of medical waste they generate. We have approximately 10,000 medical waste disposal agreements with customers for the collection of their regulated medical waste, sharps management, and/or PHI. Our customers include the Baylor Healthcare System, Texas Health Resources Hospital System, the Greater Ozarka Health Care System, St. Joseph Hospitals, Carter Blood Care, Tenet Healthcare System, Quest Diagnostics, Inc., East Texas Medical Center, St. Luke's Episcopal Health System, The Methodist Health System, Hospital Corporation of America and many others.

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

     Disposal Operations. We operate multiple permitted treatment/transfer facilities. Our treatment/transfer facility located in Garland, Texas (a suburb of Dallas) services North Texas, Oklahoma, Arkansas and Louisiana (the "Garland Facility"). Our treatment facility in Emporia, Kansas currently services the Kansas, Oklahoma, Missouri and Northern Arkansas markets. We have a transfer facility located in Houston, Texas which services customers located in South
Texas and Southern Louisiana with an emphasis on the Greater Houston, Corpus Christi and San Antonio/Austin service areas. We also operate transfer sites in Oklahoma City, Oklahoma; and Wichita, Kansas.

     On June 8, 2006, the operating agreement between the Company and the University of Texas Medical Branch ("UTMB") expired. The operating agreement allowed the Company to manage the UTMB incineration facility and process their waste for a fee as well as provided a facility for the Company to treat waste generated from EMSI South Texas and Louisiana customers in return for a fee paid to UTMB. Currently, the Company is taking waste generated from South Texas and Louisiana customers to other third party facilities in South Texas and Northern Louisiana and to its Garland facility.

     Positive Impact Waste Servicing, Inc. doing business as EnviroClean On-Site, Inc. - Chemical Mobile Treatment Technology. Positive Impact Waste Servicing, Inc. doing business as EnviroClean On-Site, Inc., which was acquired by the Company from Positive Impact Waste Solutions, LLC in 2005, employs a patented mobile treatment process that uses Cold-Ster, a proprietary dry chemical product approved by the U.S. EPA for the treatment of RMW. EnviroClean On-Site features an exclusive long-term, proven mobile technology that treats RMW, reduces its volume by 70%, and transforms the waste into a shredded material that is unrecognizable, HIPPA-compliant and ready for the general waste stream. The mobile treatment technology affords our Company the opportunity of reduced permitting constraints and allows for the rapid establishment of a customer base and recurring revenue stream in new markets. This approach is superior to the conventional method of permitting a fixed facility to allow for geographical market expansion that requires significant time and capital expenditures prior to the establishment of a revenue stream. In addition, it allows us to compete for those LQG customers that prefer on-site treatment for liability reasons.

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

     Currently, the reusable sharps container recycling market is rapidly developing. It is very popular on the east coast of the United States where approximately 80% of the market utilizes reusable sharps programs. We estimate, based on research conducted by industry analysts and our own conservative estimates, that there is a total market opportunity in the markets we service of approximately $20 million annually. As of December 31, 2006, we provide reusable sharps container programs to 14 hospitals in the markets we service.

     ShredSolutions, Inc. - Document Destruction Program ShredSolutions benefits from HIPPA, a law that became effective in April 2003 which stipulates that healthcare providers guarantee the security and privacy of health information by requiring that every identifiable patient record for individuals be transferred to an electronic medium or destroyed.

     EnviroSafe Complete Compliance Program. The EnviroSafe program is a competitive program to Stericycle's extremely lucrative SteriSafe program. Our EnviroSafe program is priced at more competitive rates than those offered by Stericycle's SteriSafe program and offer's better customer service initiatives.

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

     On Call Medical Waste Service ("On Call") On August 29, 2005, we acquired certain assets including customer contracts from On Call for a total purchase price of $1,155,500. The purchase price for the acquired assets was (i) $375,000 cash, (ii) a promissory note in the original principal amount of $250,000 bearing interest at a rate per annum of 8%, payable in 24 equal monthly installments of principal and interest with the first such installment due on December 27, 2005, (iii) a promissory note in the original principal amount of $375,000 with no interest, (iv) 166,667 shares of Common Stock, and (v) $30,500 of transaction costs incurred by the Company. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders.

     Cooper Biomed, Ltd. ("Cooper") On September 30, 2005, we acquired certain assets, principally customer contracts, from Cooper for a total purchase price of $120,000. The purchase price for the acquired assets was (i) $40,000 cash,
(ii) a promissory note in the original principal amount of $40,000 with no interest, (iii) a promissory note in the original principal amount of $25,000, without interest, payable in one installment of principal in the amount of $25,000 due on the 120th day after the Closing Date subject to adjustment, (iv) 10,000 shares of Common Stock, and (v) $5,000 of transaction costs incurred by the Company. The purchase price was allocated to customer list ($114,505) and to accounts receivable ($5,495). The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders. As provided for in the agreement the Company calculated a $8,500 purchase price adjustment and reduced the principal due under the $25,000 promissory note and the amount assigned to customer list, accordingly.

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

     Subsequent to the Company's acquisition of PIWS' assets, it was determined that PIWS had not complied with certain terms of the asset purchase agreement (the "PIWS Agreement"). On June 30, 2006, a settlement was reached and executed between the Company and PIWS relating to such noncompliance. As a result of this noncompliance and in accordance with the terms of the PIWS Agreement, a reduction of the total purchase price by $169,000 was agreed to by both parties. The purchase price adjustment reduced the amount assigned to customer list by $169,000.

     SteriLogic Waste Systems, Inc. On August 16, 2006, the Company acquired SteriLogic Waste Systems, Inc., a Pennsylvania corporation ("SteriLogic")
located in Syracuse, New York. SteriLogic is a regulated medical waste management company that provides collection, transportation and disposal of regulated medical waste services in addition to providing a reusable sharps container program to its customers who are primarily located in the states of New York and Pennsylvania. SteriLogic also designs, manufactures and markets reusable sharps containers to medical waste service providers who provide a reusable sharps container program to their medical waste customers. The acquisition was effected pursuant to a Merger Agreement and Plan of
Reorganization dated as of August 16, 2006, by and between the Company, SteriLogic Acquisition Subsidiary, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Subsidiary"), and SteriLogic, by the merger of SteriLogic with and into Subsidiary, with Subsidiary continuing as the surviving corporation. At the effective time of the merger, each share of SteriLogic common stock, par value $0.01 per share, issued and outstanding immediately prior to such time and not held by a dissenting shareholder was converted into the right to receive 200 shares of the Company's common stock, par value $0.001 per share ("Merger Shares"), for an aggregate of 1,000,000 Merger Shares. In addition, the Company paid Abele-Kerr Investments, LLC (the "SteriLogic Shareholder"), (i) $50,000 in readily available funds, and (ii) a convertible promissory note in the principal amount of $250,000 with simple interest at the annual rate of 8% accruing from the effective time and payable in 12 equal installments of interest only in the amount of $1,666.67 each due monthly beginning on the 30th day after the effective time, and 24 equal installments of principal and interest in the amount of $11,306.82 each due monthly thereafter. The noteholder may convert the unpaid principal and interest at any time on or prior to August 16, 2007 into shares of the Company's Common Stock at the conversion $1.50 per share (subject to certain anti-dilution adjustments). The merger consideration may be adjusted downward depending upon the amount of sales or earnings realized by the Company from the customer contracts acquired through the acquisition of SteriLogic for the twelve months following the closing of the transaction. Any such adjustment to the merger consideration will be deducted 25% from the principal amount of the $250,000 promissory note, and 75% from the Merger Shares, pro rata against each former holder of SteriLogic common stock that received Merger Shares in proportion to the percentage of the Merger Shares received by each such holder, at the rate of $1.50 per share; provided, that the Company may not deduct more than 400,000 Merger Shares with respect to the adjustment. The cash portion of the merger consideration was funded from working capital. The merger consideration was determined largely based upon the amount of revenues SteriLogic has generated from its regulated medical waste disposal business and the value of the net assets acquired.

     On January 15, 2007, the former owners of SteriLogic and the Company agreed by mutual consent to amend the original Merger Agreement whereby the former owners of SteriLogic agreed to reduce the number of Merger Shares issued by the Company from 1,000,000 to 700,000 shares and to terminate the conversion feature of the $250,000 promissory note issued by the Company as part of the purchase price. As a result of these amendments, the Company recorded a reduction in the purchase price with regard to the SteriLogic acquisition by $264,000 reflecting the return of the 300,000 shares issued by the Company. The corresponding reduction reduced the value assigned to SteriLogic's customer list by $264,000.

Expansion Plans and Acquisition Targets

     We have been issued a treatment permit by the Oklahoma Department of Environmental Quality ("ODEQ") for our transfer site in Oklahoma City. We sublease a facility and have a first right of refusal on a site in Odessa, Texas that has been issued a permit by the TCEQ for the treatment of medical waste. We have also submitted applications to treat regulated medical waste in Kansas City, Kansas and Syracuse, New York. These permits should allow us to more effectively service the upper New York, Northern Pennsylvania, Oklahoma, Kansas, Missouri and West Texas markets. We continue to be in various discussions with potential acquisition and/or merger candidates to densify and/or expand the markets we service.

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

     Small Quantity Generators ("SQG"). We have targeted SQG's as a growth area. We believe that these customers offer high profit potential compared to other potential customers. Typical small quantity generators are individual or small groups of doctors, dentists and other healthcare providers who are widely dispersed and generate only small amounts of medical waste. These customers are very concerned about having the medical waste picked up and disposed of in compliance with applicable state and federal regulations. We believe that these customers view the potential risks of non-compliance with applicable state and federal medical waste regulations as disproportionate to the cost of the services that we provide. We believe that this factor has been the basis for the significantly higher gross margins that we have achieved with our SQG's as opposed to our LQG's. In addition, our EnviroSafe program offers a total compliance solution that combines medical waste management, OSHA and HIPPA compliance and training in one simple program. EnviroSafe guarantees small account customers who abide by its training, counsel and advice that they will have protection from regulatory compliance issues.

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

     Based on our experience in the industry, we believe that we can successfully compete with Stericycle and other competitors by concentrating our operations in the Southern and Northeastern portions of the U.S. We believe that we gain a competitive advantage by offering better customer service than our competitors, attractive ancillary services and regulatory compliance programs and, if necessary, the ability to reduce the price of waste disposal services to customers to an amount below that of our competitors. We believe this can be accomplished as a result of having our facilities in closer geographic proximity to the generators of medical waste, our cost reduction efforts, our ability to offer ancillary services and programs and the expansion of our operations through acquisitions.

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

State and Local Regulation. We currently conduct all of our business in Texas, Oklahoma, Louisiana, Arkansas, Kansas, Missouri, New York and Pennsylvania. At some point in the future, we may conduct business in other states. Other states have different regulations regarding medical waste, medical waste transport and medical waste incineration. If at any time, we expand our business into other states, we believe, because of the stringent standards applicable in the states we currently operate, that the costs of bringing our business into compliance with the regulations of other states will be minimal.

Regulated Medical Waste. The Texas Department of Health retains authority to define what waste will be regulated and how it may be treated. These rules, which were updated in December 1994, can be found in Title 25 Texas Administrative Code ("TAC") Sections 1.131-1.137. Under Texas law, the term "special waste from health-care facilities" ("SWFHCRF") is used to define medical waste regulated by state agencies. Only five categories of waste are regulated:

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

Transportation of Regulated Medical Waste. Subchapter Y, 30 TAC ss. 330.1001-1010 defines rules for medical waste management, disposal, transportation, collection and storage. These rules were updated in December 2006. The responsibility for these regulations rests with the Office of Waste Management of the TCEQ. Under Subchapter Y, the TCEQ regulates and registers transporters of medical waste by, among other things, requiring specific documentation of transportation of all medical waste. Currently, the Company is a registered medical waste transporter. The registration is subject to annual renewal, and though we believe, based on our experience in the industry, that we are in compliance with all of the statutory guidelines, there is no guarantee that the TCEQ will continually grant renewal registration to us. We are also registered as a medical waste transporter in the states of Louisiana, Oklahoma, Kansas Missouri, Arkansas, New York and Pennsylvania.

Treatment of Regulated Medical Waste. Approved methods of treatment of SWFHCRF can be found in Title 25 TAC Section 1.133. There are currently six approved treatment methods:

     o    steam disinfection;

     o    chlorine disinfection/maceration;

     o    chemical disinfection;

     o    moist disinfection;

     o    thermal inactivation; and

     o    incineration.

We employ the steam disinfection (i.e. autoclave), chemical disinfection and incineration methods for the treating of medical waste. We have been successful in obtaining permits for our current medical waste transfer, treatment and processing facilities and for our transportation operations. Currently, we operate two autoclaves at our Garland facility.

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

     We carry $10 million of liability insurance (including umbrella coverage), and $5 million of aggregate pollution and legal liability insurance ($1 million per incident), which we consider sufficient to meet regulatory and customer requirements and to protect our employees, assets and operations. Our pollution liability insurance excludes liabilities under CERCLA. There can be no assurance that we will not face claims under CERCLA or similar state laws resulting in substantial liability for which we are uninsured and which could have a material adverse effect on our business.

Employees

     As of February 21, 2007, the Company, primarily through EMSI, had 135 employees. Five of the employees are employed in executive capacities; the remaining employees are in transportation and plant operations, sales positions and administrative and clerical capacities. None of the Company's employees are subject to collective bargaining agreements.

Item 2. Description of Property

     We lease approximately 6,800 square feet of administrative office space at 12750 Merit Drive-Park Central VII, Suite 770, Dallas, Texas 75251. The lease expires May 31, 2012, and the monthly rent ranges from $8,100 to $10,000 through 2012.

     We own the Garland Facility, which consists of real property, building and improvements, furniture and equipment. The Garland Facility includes 17,450 square feet of space (2,450 square feet of office space and 15,000 square feet of warehouse space), and is located on approximately three acres of land. The building is approximately 30 years old, and was extensively remodeled in 1996 at a cost of more than $500,000 to upgrade the facility to accommodate the EnviroClean(R) System and to showcase its operation for sales and marketing purposes. The EnviroClean(R) System was removed during 2004 in order to use the space in the Garland Facility more efficiently for our autoclave process. Prior to the installation of the autoclave in 2002, the Garland Facility was used solely as a transfer station. Our bank debt is secured by a first lien on the Garland Facility which is personally guaranteed by our President/Chief Executive Officer, and two loans from stockholders of the Company are secured by second liens on the Garland Facility. The net carrying value of the Garland facility is approximately $263,000.

     We own the Houston facility, which consists of real property, building and improvements, furniture and equipment. The Houston facility includes approximately 7,500 square feet of administrative office and warehouse space in Houston, Texas. The Company, through its subsidiary EMSI, purchased the Houston facility on August 3, 2005. The facility was previously being leased and was contiguous to vacant land that was already owned by EMSI and was being used as a transfer station. The total purchase price, including transaction costs, was approximately $350,000 and is financed by a promissory note to a bank in the amount of $325,000, payable in 60 monthly installments of $3,656 based upon a straight line amortization of 240 payments and accrues interest per annum at the prime rate as published in the Wall Street Journal from time to time plus 2%. The promissory note has a maturity date of August 3, 2010 and is secured by a first lien deed of trust on the building and the adjacent land already owned by EMSI. The promissory note is personally guaranteed by our President/Chief Executive Officer.

     On August 9, 2006, the Company, through its subsidiary EMSI, secured additional financing from a bank to expand its Houston facility. The facility is currently being used as a transfer facility for the South Texas operations. The expansion will allow EMSI to treat medical waste at the facility once the permitting process is completed from the state of Texas. The total costs of expansion will be approximately $275,000 with $200,000 of those funds coming from bank financing and the remainder from working capital. The promissory note to the bank is payable in 60 monthly installments of $822 in principal plus interest accruing at the Prime Rate as published in the Wall Street Journal from time to time plus 1%, with the balance of the principal and all accrued and unpaid interest due upon maturity of the loan on July 19, 2011. The note is secured by a second lien on the Houston facility and is personally guaranteed by both our President/Chief Executive Officer and our Chairman of the Board. As of December 31, 2006, the Company has drawn $55,634 against the promissory note and the funds were used for the commencement phase of expansion. The amount outstanding at December 31, 2006 is $52,347 and the net carrying value of our Houston facility is approximately $370,000.

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

     The Company, EMSI and one of the Company's employees have been named in a civil action filed in the Dallas County Court, Dallas County, Texas as a result of a traffic accident involving one of EMSI's trucks. The complaint, Case No. cc-05-04255-E, was filed on April 8, 2005 and is a civil action titled Kathleen Bohne and David Ross, Independent Executor of the Estate of Robert E. Bohne v. MedSolutions, Inc., EnviroClean Management Services, Inc. and Turner Bruce Yarbrough. The complaint seeks damages from the Company for losses suffered by the plaintiffs as a result of an accidental death. The Company denies responsibility for the claims alleged by the plaintiffs and is vigorously defending the action through its insurance carrier. The Company believes that this lawsuit is adequately covered by insurance; however, to the extent that the amount of any award exceeds the Company's insurance coverage, such excess amounts could have a material impact on the Company's financial condition or results of operations. The plaintiffs are litigating for damages, which could exceed $4.4 million plus punitive damages. The Company maintains $6 million of insurance coverage to cover potential claims. If the suit is settled for an amount exceeding $6 million the Company will be responsible for this excess.

     We are also a party to various legal proceedings arising in the ordinary course of business. However,except as described above, there are no legal proceedings pending or, to our knowledge, threatened against us that could adversely affect our financial condition or our ability to carry on the business.

Item 4. Submission of Matters to a Vote of Security Holders

     At our annual meeting of shareholders held on October 19, 2006, the following items were voted on by the shareholders of the Company:

1.   To approve the Election of Directors:

                                  Votes For             Votes Withheld
                                 ------------         -------------------
Steven R. Block                   15,626,102               33,745
Ajit S. Brar                      15,628,602               31,245
Matthew H. Fleeger                15,640,677               19,170
David Mack                        15,628,602               31,245
Winship B. Moody, Sr.             15,626,102               33,745

2. To ratify the appointment of Marcum & Kliegman, LLP as the Company's independent public accountants for 2006:

            Votes For             Votes Against          Abstentions
           ------------         -----------------      ---------------
            15,642,672               17,175                  0


3. The approval of the amendment to the Company's 2002 Stock Plan increasing the number of shares authorized for issuance under such plan from 850,000 to 3,000,000:

            Votes For             Votes Against          Abstentions
           ------------         -----------------      ---------------
            13,567,255             1,974,292              118,297

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     There is currently no public trading market for our Common Stock.

     At March 31, 2007, we had 25,983,869 shares of Common Stock outstanding and had approximately 750 stockholders of record.

     We have no fixed dividend policy with respect to our Common Stock. The Board of Directors is authorized to consider dividend distributions on the Common Stock from time to time, upon its assessment of our operating results, capital requirements and general financial condition and requirements. We have not paid a dividend on the Common Stock since our inception. Pursuant to the Investment Agreement (the "Investment Agreement") entered into by the Company and Tate Investments, LLC (the "Investor") on July 15, 2005, the Company is prohibited from paying any dividends or making any distributions in cash or in kind on shares of its Common Stock until the later of the date the Company has satisfied all of its obligations under that certain promissory note issued by the Company in connection therewith or all of the Common Stock hold by the Investor is registered with the SEC. The outstanding principal amount of the convertible debt issued by the Company pursuant to the Investment Agreement was subsequently converted by the Investor into shares of Common Stock on March 30, 2007, and the Company has no further obligations to the Investor under the promissory note issued in connection with the Investment Agreement.

     Our Series A 10% Convertible Preferred Stock, par value $0.001 (the "Series A Preferred Stock"), ranks senior to the Common Stock with respect to the payment of dividends, redemption, and payment and rights upon liquidation, dissolution or winding-up of the affairs of the Company. At March 31, 2007, we had 0 shares of Series A Preferred Stock outstanding. All of the Company's previously issued and outstanding shares of Series A Preferred Stock were converted into shares of the Company's Common Stock on a one-for-one basis on or prior to March 31, 2007.

Recent Sales of Unregistered Securities

     During the twelve months ended December 31, 2006, the Company (i) issued 429,500 shares of its Common Stock for a total consideration of $809,000, less $106,132 in transaction costs, at prices ranging from $1.00 to $2.00 per share,
(ii) issued 1,000,000 shares of Common Stock in connection with the closing of the SteriLogic acquisition, and (iii) cancelled the issuance of 52,000 shares of Common Stock as part of the PIWS settlement.

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

     In 2001,  we filed a  Registration  Statement  on Form 10-SB on a voluntary basis with the SEC, which registration statement became effective on September 14, 2001. Although we were not required to register under the applicable federal securities laws, we believed that commencing voluntary reporting under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), would enhance our ability to access the capital markets. We also were hopeful that one or more market makers would provide the basis for our Common Stock to attain trading status and allow for a public market in our Common Stock. We believe that the establishment of a public market for our shares will allow us to be in a better position to obtain future financing and also provide increased liquidity to our stockholders. While we have had preliminary discussions with broker-dealers concerning a range of financial advisory services, we do not have an understanding with, or a commitment from, anyone to act as a market maker for our securities, and there can be no assurance that we will find a market maker for our securities, or otherwise establish a public market for our Common Stock.

     We are currently considering one or more extraordinary corporate transactions that could occur during the second or third quarter of 2007, including without limitation a going-private transaction, the acquisition of the Company by way of merger, or the sale of all or substantially all of the Company's assets.

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

     Our revenues increased to $12,799,132 in 2006 from $9,415,558 in 2005. We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with small quantity generators generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with medium quantity generators and large quantity generators, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or implemented at a fixed percentage. At December 31, 2006, we served approximately 10,000 customers.

Critical Accounting Policies and Procedures

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities (see Note 3 to the consolidated financial statements). We believe that of our significant accounting policies (see Note 3 to the consolidated financial statements), the following may involve a higher degree of judgment on our part and complexity of reporting:

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

     The Company accounts for convertible notes (deemed conventional) and non-conventional convertible debt instruments classified as equity under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5"), EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Results of Operations - Year 2006 Compared to 2005.

     Revenues. Our revenues increased $3,383,574 or 35.9%, to $12,799,132 during the year ended December 31, 2006, from $9,415,558 during the year ended December 31, 2005. The increase in revenue from 2005 was mostly attributable to the three acquisitions in 2005 and the SteriLogic acquisition in 2006 which contributed approximately $2,600,000 of the 2006 revenue increase. Other contributing factors that caused the revenue increase in 2006 were an annual price increase in January 2006 to the majority of our SQG customers and a fuel surcharge increase in March 2006. All price increases and fee charges are provided for under our customer contracts. The increases in revenues for the twelve months ended December 31, 2006 were partially offset by a loss of revenue from an LQG customer in our South Texas market and from the loss of our operating agreement with UTMB as discussed in Note 12.

     Cost of revenues. Our cost of revenues increased $2,244,707 or 39.5%, to $7,925,086 during 2006, from $5,680,379 in 2005. Gross margin for the Company decreased to 38.1% in 2006 from 39.7% in 2005. The increase in cost of revenues was caused by increases in container costs resulting from higher prices for paper products, fuel and other transportation costs relating to additions to our transportation fleet as our markets and customer base expand. As a result of the PIWS acquisition on November 30, 2005, the Company entered new markets located in West Texas, Kansas and Missouri and incurred costs associated with added personnel, facilities, transportation, and treatment costs in each of those markets. Other costs associated with the increase are attributable to repair and maintenance costs of operating our mobile treatment units acquired in the PIWS acquisition.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $1,380,029, or 56.3%, to $3,829,489 during 2006, from $2,449,460 in 2005. The increase was caused by costs associated with an increased sales force including our new markets in West Texas, Kansas and Missouri in 2006 as compared to 2005, increases in director compensation, increased administrative personnel and a non-cash charge of $240,000 related to stock compensation granted to executive employees in 2005. Other increases are associated with higher travel costs from our executive staff seeking acquisition and market opportunities to expand the Company's business and market share and administrative costs associated with the SteriLogic acquisition.

     Depreciation and amortization. Depreciation and amortization increased by $622,061 or 82.8%, to $1,373,318 during 2006 from $751,257 during 2005. The primary cause for the increase was from depreciation expense resulting from the purchases of fixed assets from the PIWS acquisition and increases in amortization expense from higher carrying values of customer lists purchased from the three acquisitions in 2005 and SteriLogic in 2006.

     Interest expense. Our interest expense increased $108,225 or 28.9%, to $482,485 in 2006 from $374,260 during 2005. Interest expense increased primarily due to the capitalization and amortization of certain debt conversion costs related to the Investment Agreement that was modified during the three months ended June 30, 2006 (see Note 7) and the addition of $500,000 of new debt under the Investment Agreement closed in March 2006. In connection with such transactions related to the debt conversion costs, the Company paid financing fees that were deferred and are being amortized on a straight line method over the remaining life of the convertible debt. The outstanding principal amount of the convertible debt issued by the Company pursuant to the Investment Agreement was subsequently converted by the Investor into shares of Common Stock on March 30, 2007. Interest expense for the year ended December 31, 2006 was reduced from the conversion of approximately $1.2 million in stockholder loans and advances into the Company's equity on June 30, 2005.

     Gain on ATE settlement. During the year ended December 31, 2005, the Company recorded a one time gain of $650,468 resulting from a settlement and extinguishment of debt with AmeriTech Environmental, Inc. on February 11, 2005.

     Other Income. Other income of $40,135 was recorded in 2006 due to the extinguishment of Convertible Debentures discussed in Note 10.

     Net income (loss). Our net loss was ($771,111) in 2006 compared to net income of $810,670 in 2005. The net loss in 2006 was due to the factors described above.

Liquidity and Capital Resources

     Source of Funds for Operations and Capital Expenditures.

     Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common Stock and Series A Preferred Stock through private offerings to certain individuals, primarily existing stockholders, and from loans and advances received from certain stockholders. Revenues during 2006 were approximately $280,000 per month higher, stemming primarily from the acquisitions in 2005 and 2006 discussed previously. The principal uses of liquidity are payments for labor, fuel, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services.

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

Discussion of Liquidity - Year 2006 Compared to 2005

     At December 31, 2006, our working capital deficit was $(1,899,921), compared to a working capital deficit of $(2,397,992) at December 31, 2005.

     Net cash provided (used) in operating activities for the year ended December 31, 2006 was $597,729 during 2006, compared to $(311,414) for 2005.
This increase was caused primarily from an increase in accounts payable and accrued liabilities resulting from the accrual of director fees not paid at December 31, 2006; the accrual of year-end payroll costs and taxes paid in January 2007; and the assumption of liabilities from the SteriLogic acquisition.

     Net cash used in investing activities for the year ended December 31, 2006 was $(621,043) compared to ($1,340,713) for the year ended December 31, 2005. The lesser amount in 2006 was caused by the decrease in the cash portion used for an acquisition in 2006 of $24,283 compared to $1,115,000 used in 2005. Also, we invested $596,760 in fixed asset additions in 2006 compared to $225,713 in 2005.

     Net cash provided by financing activities was $23,314 during the year ended December 31, 2006, compared to $1,652,127 for the year ended December 31, 2005. Cash proceeds from the sale of Common Stock and Series A Preferred Stock were $809,000 compared to $1,338,968 in 2005. Proceeds from stockholder loans were $1,150,000 in 2006 compared to $1,375,000 in 2005. Offsetting the proceeds from the sale of Company stock and new stockholder loans were payments to stockholders and others on existing debt totaling $1,787,054 in 2006 compared to $974,148 in 2005.

Other Liquidity Matters

     At December 31, 2006, our long-term obligations were $4,737,821, including bank debt and equipment financing of $1,375,726 and notes payable to stockholders and seller promissory notes from acquisitions totaling $3,464,659, less the remaining amount of $102,564 of a beneficial conversion charge related to the Investment Agreement (see below) which is amortizing over the remaining life of the notes payable owed to the Investor.

     At December 31, 2006, $155,785 of our bank debt was secured by a first lien on the Garland Facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (8.75% at December 31, 2006). The note is payable in minimum monthly installments of principal and interest totaling $3,459, matures in July 2011, and is guaranteed by our President/Chief Executive Officer. The net carrying value of the Garland facility is approximately $263,000.

     At December 31, 2006, $303,333 of our bank debt was secured by a first lien on the Houston Facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 2.0% (10.25% at December 31, 2006). The promissory note is payable in 60 equal monthly installments of principal and interest in the amount of $1,354 each. The promissory note matures on August 3, 2010 with a balloon payment of $243,750, and is guaranteed by our President/Chief Executive Officer.

     On August 9, 2006, the Company, through its subsidiary EMSI, secured additional financing from a bank to expand its Houston facility. The facility is currently being used as a transfer facility for the South Texas operations. The expansion will allow EMSI to treat medical waste at the facility once the permitting process is completed from the state of Texas. The total costs of expansion will be approximately $275,000 with $197,187 of those funds coming from bank financing and the remainder from working capital. The promissory note is payable in 60 equal monthly installments of $822 in principal plus interest accruing at the Prime Rate as published in the Wall Street Journal from time to time plus 1%, with the balance of the principal and all accrued and unpaid interest due upon maturity of the loan on July 19, 2011. The note is secured by a second lien on the Houston facility and is personally guaranteed by both our President/Chief Executive Officer and our Chairman of the Board. As of December 31, 2006, the Company has drawn $55,634 against the promissory note and the funds were used for the commencement phase of expansion. The amount outstanding at December 31, 2006 is $52,347 and the net carrying value of our Houston facility is approximately $370,000.

Tate Investments, LLC

     On July 15, 2005, the Company entered into a definitive Investment Agreement with the Investor. Pursuant to the terms of the Investment Agreement, the Investor committed to lend up to $1,000,000 to the Company according to the terms of a 10% Senior Secured Promissory Note (the "Note") dated as of July 15, 2005. The Note was secured by the Company's and its subsidiaries' accounts receivable and by a second-lien deed of trust mortgage on the Company's Garland, Texas facility pursuant to the terms of a General Business Security Agreement and a Deed of Trust, respectively, each dated as of July 15, 2005. All outstanding amounts under the Note bore interest at the rate of 10% per year, unless the Company was in default pursuant to the terms of the Investment Agreement, in which event all outstanding amounts under the Note will bear interest at a rate equal to the prime rate as published in the Wall Street Journal from time to time plus 8%. The outstanding principal amount of the Note and any accrued but unpaid interest thereon were convertible at the option of the Investor into shares of Common Stock at the initial conversion price of $0.65 per share, as subject to certain adjustments from time to time. The Company was permitted to prepay any or all of the outstanding principal amount of the Note and any accrued but unpaid interest thereon on or after January 15, 2007 without the prior consent of the Investor and without any prepayment premium or penalty; provided, however, that the Company must first provide the Investor with 30 days' prior written notice of its intent to prepay any or all of such outstanding principal amount accompanied by either an irrevocable written financing commitment or other evidence of the Company's ability to make the proposed prepayment. The Investor was permitted to, after receipt of such a prepayment notice, elect to convert any or all of such outstanding principal amount proposed to be prepaid into shares of Common Stock as discussed above. Also pursuant to the terms of the Investment Agreement, the Investor committed to purchase, and the Company committed to sell, up to $1,000,000 of its Common Stock to the Investor at the initial purchase price of $0.65 per share (as subject to certain adjustments from time to time) pursuant to the terms of a Subscription Agreement (the "Subscription Agreement") dated as of July 15, 2005.

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

     On March 15, 2006, the Company issued another convertible promissory note in the amount of $500,000 to the Investor. The promissory note was payable in 35 monthly installments of interest only with all principal and interest due on March 31, 2009. The note accrued interest at 10% for the first 12 months, 11% for months 13 through 24 and 12% for months 25 through maturity. The effect of the increasing interest rate under EITF 86-15 "Increasing-Rate Debt" was determined to be de minimus. The Company was permitted to prepay a portion or all of the amount outstanding under the terms of the note after March 31, 2007, provided that the Company notify the Investor of the Company's intent to prepay after which, the Investor was permitted 30 days to convert the note into the Company's Common Stock. The Investor had the right to convert the amount outstanding plus accrued but unpaid interest at the time of conversion. The conversion price for the $500,000 note agreed to was $0.85 per share during the period beginning March 15, 2006 through March 31, 2007, $1.00 per share during the period beginning April 1, 2007 through March 31, 2008, and $1.15 per share during the period April 1, 2008 through maturity. The promissory note was secured by two PIWS mobile units and was cross-collateralized by the Investor's liens on the Company's accounts receivable and its Garland facility pursuant to the Investment Agreement. The proceeds from the promissory note were used by the Company to purchase equipment.

     On May 22, 2006, the Company and the Investor agreed to amend the Investment Agreement to lower the conversion price for the $1,000,000 Promissory Note to $0.55 per share from $0.65 per share in exchange for the Investor retroactively (as of July 15, 2005, the date the Investment Agreement was executed) eliminating the requirements for the Company to achieve certain earnings targets thereunder. In connection with the conversion price adjustment, the Company was required to record a beneficial conversion charge of $153,846. The beneficial conversion charge represents the incremental fair value of the impact from lowering the conversion rate and will be amortized over the remaining life of the note. As of December 31, 2006, the remaining amount of the beneficial conversion charge to amortize was $102,564.

     As of December 31, 2006, the total principal amount owed by the Company to the Investor was $1,397,436, net of discount of $102,564, all of which was subsequently converted by the Investor into shares of Common Stock on March 30, 2007.

     The Company is obligated under various installment notes payable for the purchase of equipment with an aggregate cost of $864,261. The notes, which bear interest at rates ranging from 8.0% to 16.1%, are due at various dates through 2011 and are payable in monthly installments totaling approximately $30,549 consisting of principal and interest. The equipment acquired collateralizes the notes.

Extinguishment of Convertible Debentures

     The Company issued an aggregate of $1,100,000 of 15% Convertible Redeemable Subordinated Debentures (the "Series I Debentures") in 1994 and 1995 with a final maturity date of March 31, 1999, and containing a provision for conversion of the Series I Debentures, at the option of the holders thereof, into shares of Common Stock. The Company also issued an aggregate of $256,125 of 10% Convertible Redeemable Debentures ("Series II Debentures," and together with the Series I Debentures, the "Debentures") in 1998 with a maturity date of November 1, 1999, and containing a provision for conversion of the Series II Debentures, at the option of the holders thereof, into shares of Common Stock.

     Due to cash constraints, the Company was not able to redeem the Debentures in 1999 pursuant to their respective terms. The Company offered (the "Conversion Offering") the holders of the Debentures the opportunity to convert their Series I Debentures and Series II Debentures into shares of Common Stock at a conversion rate of $1.50 and $1.75, respectively.

     Certain holders of Debentures did not respond to the Conversion Offering in 1999, and the offer to convert the Debentures into the Company's Common Stock has since expired and any contractual claims for rights pursuant to the Debentures have been time-barred by the applicable statute of limitations. Accordingly, the Company extinguished the Debentures on November 15, 2006 and any obligation owed under their terms. The Company recorded other income of $40,135 and reversed all accrued interest as a result of extinguishment.

Material Commitments for Capital Expenditures

     We currently have no significant commitments for capital expenditures.

Events Subsequent to December 31, 2006

     On January 1, 2007, the Company issued promissory notes to its directors for payment of their 2006 board compensation. Additional promissory notes were issued to the Chairman of the Board and the President/Chief Executive Officer of the Company for payment of compensation for giving their personal guaranties related to certain indebtedness by the Company to various third parties. The total amount of the promissory notes issued is $292,005 and the notes accrue interest at 12% with final payment of all principal and accrued interest due on July 1, 2007.

     On January 2, 2007, the Company issued a promissory note to Tate Investments, LLC, which loaned $175,000 to the Company for equipment expansion purposes. The promissory note bears interest at 12% and is payable in 24 equal monthly installments of principal and interest in the amount of $5,813 each, with the balance of the principal and any accrued and unpaid interest due upon maturity of the note on December 28, 2008.

     On January 31, 2007, the Company renewed and extended for six months a $175,000 promissory note to On Call Medical Waste Services, Ltd ("On Call"). The note accrues interest at 12% and is payable in monthly installments of interest only with the principal and any accrued and unpaid interest due upon maturity of the note on July 31, 2007. As consideration for this extension, the Company agreed to enter into an agreement with Medical Waste of North Texas, LLC ("MWNT"), an entity owned by the former owner of On Call, for the Company to treat and dispose of regulated medical waste that is brought to its Garland Facility by MWNT, effective September 1, 2007. The initial term of this agreement is for 24 months, and the agreement automatically renews for additional one-year extensions unless either party notifies the other party in writing at least 30 days but not more than 90 days prior to any such renewal date of its desire not to renew the agreement.

     On March 27, 2007, EMSI entered into a $1,500,000 secured, one-year loan and security agreement (the "Loan Agreement") with Park Cities Bank, Dallas, Texas (the "Bank"), and Mr. Matthew H. Fleeger, our President and CEO, and Mr. Winship B. Moody, Sr., our Chairman of the Board (collectively, the "Guarantors"). The terms of the Loan Agreement provide EMSI with a $1,500,000 revolving line of credit, subject to certain downward adjustments from time to time based upon the value of the collateral securing the line of credit. The performance by EMSI of its obligations under the Loan Agreement is secured by all of EMSI's personal property, including without limitation its account receivables, and a first-lien mortgage deed of trust on EMSI's facility located in Garland, Texas, and is unconditionally guaranteed by the Guarantors. The proceeds of the borrowings under the Loan Agreement may only be used for general corporate purposes, including without limitation providing working capital to EMSI for the purposes of financing its operations, production and marketing and sales efforts, costs related to the expansion of EMSI's business operations, and the acquisition of the assets of businesses engaged in businesses the same as, similar to, or complementary to EMSI's business operations. Borrowings under the Loan Agreement will bear interest at the lesser of (1) a fluctuating rate of interest equal to 1.0% in excess of the prime rate as designated in the Money Rates Section of the Wall Street Journal from time to time or (2) the maximum rate permissible by applicable law. Accrued and unpaid interest under the Loan Agreement is payable on the first day of each month commencing on April 1, 2007. In addition, EMSI paid an origination fee to the Bank in the amount of $15,000. The Loan Agreement contains, among other provisions, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this size, type and purpose. Negative covenants include certain restrictions or limitations on, among other provisions, the incurrence of indebtedness; liens; investments, loans and advances; restricted payments, including dividends; consolidations and mergers; sales of assets (subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course); and changes of ownership or control of EMSI. Affirmative covenants include covenants regarding, among other provisions, financial reporting. The Loan Agreement will mature and expire on April 1, 2008, at which time all outstanding amounts under the Loan Agreement will be due and payable. The outstanding amounts under the Loan Agreement may be prepaid by EMSI at any time without penalty, and any principal amounts borrowed and repaid thereunder may be reborrowed by EMSI prior to the maturity date so long as the aggregate principal amount outstanding at any time does not exceed the $1,500,000 maximum loan commitment (as subject to downward adjustment based on the value of the collateral as described above). Under certain conditions the loan commitment under the Loan Agreement may be terminated by the Bank and amounts outstanding under the Loan Agreement may be accelerated. Bankruptcy and insolvency events with respect to EMSI or either of the Guarantors will result in an automatic termination of lending commitments and acceleration of the indebtedness under the Loan Agreement. Subject to notice and cure periods in certain cases, other events of default under the Loan Agreement will result in termination of lending commitments and acceleration of indebtedness under the Loan Agreement at the option of the Bank. Such other events of default include failure to pay any principal and/or interest when due, failure to comply with covenants, breach of representations or warranties in any respect, non-payment or acceleration of other material debt of EMSI or the Guarantors, the death of either Guarantor of the termination of either of their guaranties, certain judgments against EMSI or a Guarantor, a material adverse change in the business or financial condition of EMSI or either Guarantor, or if the Bank in good faith deems itself insecure. In connection with providing his personal guarantee and previous guarantees, the Company paid Mr. Moody $15,506 in the form of a promissory note which accrues interest at 12% and matures on July 1, 2007 when all principal and accrued interest is due and payable. Also, the Company accrued $17,506 for the benefit of Mr. Fleeger in payment for his personal guarantee for this loan in 2007 and other company indebtedness guaranteed in 2006 but for which Mr. Fleeger had not yet been compensated.

     On March 1, 2007, the Company provided written notice to the Investor, that the Company intended to prepay in full on April 2, 2007 all outstanding principal and interest owed by the Company to the Investor pursuant to (1) that certain 10% Senior Convertible Note issued by the Company to the Investor on July 15, 2005 in the principal amount of $1,000,000 (the "2005 Note"), and (2) that certain Convertible Secured Promissory Note issued by the Company to the Investor on March 15, 2006 in the principal amount of $500,000 (the "2006 Note," and together with the 2005 Note, the "Notes"). The 2005 Note was issued by the Company in connection with the Investment Agreement. The Company intended to use the proceeds of the Loan Agreement described above to prepay the Notes.

     On March 31, 2007, 96,667 shares of the Company's Series A Preferred Stock were converted into 96,667 shares of the Company's Common Stock in accordance with the Certificate of Designation for the Series A Preferred Stock (the "Certificate of Designation"). The terms of the Certificate of Designation required the holders of the Series A Preferred Stock to convert their shares into the Company's Common Stock on a share for share basis on the second anniversary from the date of issuance of the Series A Preferred Stock. All dividends declared with regard to the issuance of the Preferred Stock have been paid. As of March 31, 2007, there were no shares of Series A Preferred Stock outstanding.

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

     In July 2006, the FASB released FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued by the Company for fiscal years beginning after November 15, 2007. The Company does not expect the new standard to have a material impact on the Company's financial position, results of operations or cash flows.

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

     In September  2006,  the staff of the  Securities  and Exchange  Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to include scope exceptions for registration payment arrangements.

     FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

     During the year ended December 31, 2006, the Company had off balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $1,095,753 through 2012. The amount obligated under the lease arrangements is one operating lease totaling $548,229 payable through 2010 to a leasing firm that specializes in heavy transportation equipment financing and has financed the majority of our transportation equipment. A second obligation is an operating lease with a remaining balance of $547,524 as of December 31, 2006 and is payable through 2012 to our landlord who holds the office lease for our corporate headquarters. Both leases are routine and typical in nature and yet critical to our operations in that they provide financing that is necessary for us to provide services to our customers and house the corporate functions and operations of our Company. The operating leases are beneficial from a financial perspective in that they do not add to the liabilities of the Company as shown on our balance sheet; however, the costs of such leases are included in the Company's statement of operations and statement of cash flows for each period reported.

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

     During 2006, the Company detected a misappropriation of approximately $42,000 in cash by an employee of the Company. The Company terminated the employee and is pursuing civil and criminal action. The Company modified its internal control procedures in 2007 to appropriately safeguard assets and to prevent any future occurrences of this nature.

     During the fourth quarter of 2006, there were no changes in its internal controls (other than discussed in the previous paragraph) over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B. Other Information.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

     Members of our Board of Directors serve until the next annual meeting of our stockholders or until their successors have been duly elected and qualified. Our officers are elected at the Board of Directors meeting following each annual stockholders' meeting, and serve at the pleasure of our Board of Directors. Our last annual meeting was held on October 19, 2006. There have been no material changes to the procedures by which shareholders of the Company may recommend nominees to the Company's Board of Directors since the date of filing of the Company's proxy statement for its 2006 annual shareholders' meeting.

     Winship B. Moody, Sr. currently serves as the audit committee's financial expert. Mr. Moody is an independent member of the Board of Directors.

     The following persons comprise the directors and executive officers of the Company as of March 31, 2007:

                      Director/Officer
Name and Age               Since     Position(s) Held
------------               -----     ----------------
Matthew H. Fleeger (43)    1993      President, Chief Executive Officer
                                     and Director
Winship B. Moody, Sr. (72) 2002      Chairman of the Board of Directors
                                     of the Company
Ajit S. Brar (74)          2004      Director
David L. Mack (54)         2005      Director
Steven R. Block (51)       2006      Director
Lonnie P. Cole, Sr. (44)   2004      Senior Vice President, Sales
J. Steven Evans (47)       2003      Vice President, Finance
Alan E. Larosee (53)       2004      Vice President, Operations
James M. Treat (49)        2005      Vice President, Business Development


Matthew H. Fleeger - President, and Chief Executive Officer and Director

     Our Founder, President, Chief Executive Officer and a director, Matthew H. Fleeger, has been with the Company for 13 years, during our growth from an early stage venture capital concept to the present. Mr. Fleeger has a comprehensive background in finance, marketing and sales with several years experience in the oil and gas industry, where he was instrumental in leading Kinlaw Oil
Corporation to over $60 million in revenue. He was also a director and significant shareholder in Palm Beach Tan, Inc. ("PBT"), where he initiated the expansion of PBT from a six-store chain of tanning salons to the largest chain of indoor tanning salons in the nation with over $50 million in revenue. While at PBT, he funded the development of Mystic Tan, Inc., now the largest manufacturer and distributor of UV Free Spray-On tanning systems in the world. He has extensive experience in corporate structuring, mergers and acquisitions, joint ventures and a variety of equity and debt private placement vehicles used to fund the working and expansion capital needs of small developmental and growth companies. Mr. Fleeger graduated from Southern Methodist University with a BA in Business with an emphasis in Finance and Marketing. He has been selected as a member of the International Who's Who of Business Professionals.

Winship B. Moody, Sr. - Chairman of the Board

     Mr. Moody has a background in finance and accounting. His previous career included 28 years of experience in the pulp and paper industry. From 1962 to 1990, he worked at Rice Barton Corporation where he rose to the position of President, Chief Executive Officer and Chief Financial Officer. Mr. Moody has also served as President and a Board Member of the American Pulp & Paper Manufacturers Association. Mr. Moody retired in 1990 and currently serves on the Board of Profile Senior Golf Association. He received his Bachelors degree in chemical engineering from the University of Maine. Ajit S. Brar - Director

     Mr. Brar joined the board in 2004 and has a background in real estate and oil and gas investments. He retired with a 27 year career with the U. S. Government and is the Managing Partner and Treasurer of four (4) 220 SMR

Partnerships in Arizona, Colorado, New York, and Ohio and a partner in SMR Partnerships in Illinois, Nevada, California, Alabama and Florida.

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

Steven R. Block - Director

     Mr. Block was elected to the Board of Directors in October 2006 and is an equity principal with the law firm of Fish & Richardson P.C., legal counsel for the Company. Mr. Block has been with Fish & Richardson since 2000 and is the former chair of the firm's corporate practice group. Prior to joining Fish & Richardson, Mr. Block was a partner with Block & Balestri, P.C. (1992-2000) and a partner with Akin, Gump, Strauss, Hauer & Feld, L.L.P. (1986-1992). Mr.
Block's practice focuses on general corporate law, including mergers and acquisitions, securities and banking law. Mr. Block received his B.A. from Indiana University where he was elected to Phi Beta Kappa. He received his J.D. from Emory University School of Law where he served as the Research Editor of the Emory Law Journal.

Lonnie P. Cole, Sr. - Senior Vice President, Sales

     Mr. Cole joined the Company on October 1, 2004 and has 17 years of experience in the medical waste industry. From 1989 to 1995, he was Director of Sales for American 3CI, a Stericycle subsidiary. From 1996 through 1998 he was the General Manager of Sales & Operations for EnviroWaste Management of Houston. In 1999 he joined Air and Sea Environmental, a subsidiary of AmeriTech Environmental, Inc. (which was acquired by the Company in November 2003) as General Manager and Vice President of their Sales Department in Houston, Texas. Mr. Cole later joined Med-Con Waste Solutions, Inc. as President/CEO. He served in that position until we acquired Med-Con in September 2004, at which time he joined the Company.

J. Steven Evans - Vice President, Finance

     Mr. Evans, CPA, joined the Company as Controller in July 2003 and was promoted to Vice President of Finance in February, 2005. Prior to joining MedSolutions, he served as the Corporate Accounting Manager for Aurum Technology, Inc., a $200 million revenue information technology company that was spun off from Electronic Data Systems ("EDS") and outsources and sells software to the financial services industry. Prior to that, Mr. Evans was with KPMG, an international accounting firm and was CFO of Preferred Bank of Houston. Mr. Evans graduated from Abilene Christian University with a B.B.A. in Accounting.

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

     Based on the review of copies of such forms furnished to us and written representations that no other forms were required, during the 2006 fiscal year and prior fiscal years the following executive officers, directors and greater than 10% beneficial owners failed to file on a timely basis, as disclosed in the such forms, reports required by Section 16(a) of the Exchange Act:

     o Mr. Altenau did not report five transactions on a timely basis on a Form 4. These transactions were reported on Mr. Altenau's Form 5 for the 2006 fiscal year.

     o Mr. Block did not report his initial ownership on a timely basis on a Form 3 upon his election as a director of the Company. This ownership was reported on Form 3 during the 2007 fiscal year . o Mr. Brar did not report two transactions on a timely basis on a Form 4. These transactions were subsequently reported on Mr. Brar's Form 5 for the 2006 fiscal year.

     o    Mr. Evans did not report one  transaction  on a timely basis on a Form
          4. This transaction was reported on Mr. Evans' Form 5 for the 2006 fiscal year.

     o Mr. Fleeger did not report two transactions on a timely basis on a Form 4. These transactions were reported on Mr. Fleeger's Form 5 for the 2006 fiscal year . o Mr. Larosee did not report one transaction on a timely basis on a Form 4. This transaction was reported on Mr. Larosee's Form 5 for the 2006 fiscal year.

     o Mr. Mack did not report one transaction on a timely basis on a Form 4. This transaction was reported on Mr. Mack's Form 5 for the 2006 fiscal year.

     o    Mr. Moody did not report two  transactions on a timely basis on a Form
          4. These transactions were reported on Mr. Moody's Form 5 for the 2006 fiscal year.

     o    Mr. Treat did not report one  transaction  on a timely basis on a Form
          4. This transaction was reported on Mr. Treat's Form 5 for the 2006 fiscal year.

     o Tate Investments, LLC did not report two transactions on a timely basis on a Form 4. These transactions were subsequently reported on Form 4 during the 2006 fiscal year.

Code of Ethics

     The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.


Item 10. Executive Compensation.

     The following table sets forth the aggregate cash compensation paid by the Company in the fiscal year ended December 31, 2006, to each of its most highly compensated officers of the Company.

                                                      SUMMARY COMPENSATION TABLE


                                                                                 Non-Equity
Name and Principal                                                              Incentive Plan       All Other
   Position                    Year      Salary      Bonus      Option Awards   Compensation        Compensation      Total
   --------                    ----      ------      -----      -------------   ------------        ------------      -----

Matthew H. Fleeger           2006   $210,000            --                       $66,453(2)           $6,000(3)      $322,044
   President, Chief                                                                                 $ 39,591(4)
   Executive Officer,
   Director

Lonnie P. Cole, Sr.          2006   $100,000            --                       $38,000(2)         $ 10,000(4)      $148,000
   Senior Vice President,
Sales

J. Steven Evans              2006   $ 95,000            --       $ 92,868(1)     $ 5,000(2)               --         $192,868
   Vice President, Finance
   and Chief Accounting
   Officer

Alan Larosee                 2006   $ 98,958            --       $106,800(1)                        $ 4,800(3)       $210,558
     Vice President,
     Operations
James M. Treat               2006   $101,383            --       $ 40,332(1)                        $ 6,000(3)       $147,715
      Vice President, Business
      Development



--------------------------------------------------------------------------------

          (1) Options were granted in 2006 to certain executives as performance compensation in accordance with their employment agreements with the Company.

          (2) Cash bonuses were awarded to Mr. Fleeger, Mr. Cole and Mr. Evans in accordance with their employment agreements with the Company.

          (3) Represents gasoline for automobile and disability insurance premiums.

          (4) All other compensation to Mr. Fleeger includes a fee of $26,435 accrued in 2006 to compensate Mr. Fleeger for granting personal guarantees on Company debt. The $26,435 fee was paid on January 1, 2007 in the form of a promissory note issued to Mr. Fleeger. The note accrues interest at 12% and matures on July 1, 2007 when all principal and accrued interest will be due. The remaining accrued compensation of $13,156 to Mr. Fleeger is from $4,600 of wages accrued but not paid to Mr. Fleeger in 2006 and $8,556 of wages accrued in 2005. All accrued and unpaid wages and the guarantee fee to Mr. Fleeger will be paid to Mr. Fleeger in 2007 and in accordance with his Employment Agreement. All other compensation to Mr. Cole includes a $10,000 accrued bonus that was paid in 2007.

     With respect to all stock options granted to employees and directors of the Company effective as of December 31, 2005, the Board of Directors of the Company, who administers the Company's 2002 Stock Plan, intended for the options to be granted at fair market value as of the effective date of such grants. Out of an abundance of caution to ensure that the exercise price was not lower than the fair market value of the Common Stock at the date of grant, the Board of Directors set the exercise price at $1.00 per share. Concurrently with setting the exercise price, the Company was in discussions with the Securities and Exchange Commission (the "SEC") regarding, among other issues, the fair market value of the Common Stock as of year-end 2005, and in this regard, the Board of Directors reserved the right to correct the exercise price at a later date if it was ultimately determined that the fair market value of the Common Stock was different than $1.00 per share as of December 31, 2005. The Company ultimately determined that the fair market value of the Common Stock as of December 31, 2005 was $0.75 per share. Based on correspondence from the SEC to the Company dated April 4, 2006 and April 24, 2006, the SEC did not disagree with this determination. Accordingly, the Board of Directors subsequently corrected the exercise price for the stock options granted effective as of December 31, 2005 to $0.75 per share.

Employment Agreements

     Matthew H. Fleeger serves as the Company's President and Chief Executive Officer and entered into a three-year employment agreement dated December 30, 2004 to be effective as of January 1, 2005. Mr. Fleeger is entitled to receive an annual base salary of $200,000, increased 5% annually, and is also entitled to be paid a cash bonus of $25,000 on April 15, 2005. Pursuant to the Executive Target Bonus Program, Mr. Fleeger is also eligible for an annual bonus based on the Company achieving certain goals related to EBITDA. Any such bonus will be paid to Mr. Fleeger in the form of a stock option to purchase a number of shares of Common Stock equal to the amount of such bonus at an exercise price per share of Common Stock equal to the fair market value (as such term is defined in the Company's 2002 Stock Option Plan or any successor plan thereto) of such Common Stock as of the effective date that such option is granted; provided, however, that in the event that Mr. Fleeger becomes the owner of equity securities of the Company representing more than 10% of the total combined voting power of all classes of equity securities of the Company, the exercise price per share of Common Stock shall be equal to 110% of the fair market value of such Common Stock as of the effective date that such option is granted; provided further, however, that Mr. Fleeger shall have the option, in his sole discretion, to receive up to 50% of the amount of any such bonus in the form of cash in lieu of such stock option. Pursuant to the Executive Target Bonus Program, Mr. Fleeger may be eligible for the following bonuses:

--------------------------------------------------------------------------------
             EBITDA Target Range                  Bonus Amount
--------------------------------------------------------------------------------
   At least:          But less than:

----------------- --------------------- ----------------------------
   $1,000,000          $1,100,000                   $25,000
----------------- --------------------- ----------------------------
   $1,100,000          $1,200,000                   $30,000
----------------- --------------------- ----------------------------
   $1,200,000          $1,300,000                   $35,000
----------------- --------------------- ----------------------------
   $1,300,000          $1,400,000                   $40,000
----------------- --------------------- ----------------------------
   $1,400,000          $1,500,000                   $45,000
----------------- --------------------- ----------------------------
   $1,500,000          $1,600,000                   $50,000
----------------- --------------------- ----------------------------
   $1,600,000          $1,700,000                   $55,000
----------------- --------------------- ----------------------------
   $1,700,000          $1,800,000                   $60,000
----------------- --------------------- ----------------------------
   $1,800,000          $1,900,000                   $65,000
----------------- --------------------- ----------------------------
   $1,900,000          $2,000,000                   $70,000
----------------- --------------------- ----------------------------
   $2,000,000          $2,100,000                   $75,000
----------------- --------------------- ----------------------------------------
   $2,100,000              NA           Mr. Fleeger and the Board of Directors,
                                        or a duly authorized committee  thereof,
                                        shall  negotiate the  amount  of  Mr.
                                        Fleeger's bonus in good faith; provided,
                                        however, that such amount  shall in no
                                        event  be less  than the sum of  $75,000
                                        plus an  additional  $5,000 for each
                                        $100,000 of EBITDA over $2,100,000.
--------------------------------------------------------------------------------

Pursuant to the terms of his employment agreement, if Mr. Fleeger's employment with the Company is terminated by the Company for "cause," or by Mr. Fleeger without "good reason," then Mr. Fleeger is only entitled to receive the portion of his base salary that is accrued and unpaid at the time of the termination of his employment. If Mr. Fleeger's employment with the Company is terminated by the Company without "cause," or by Mr. Fleeger for "good reason," Mr. Fleeger is currently entitled to continue being paid under his employment agreement until December 31, 2007. "Good reason" under Mr. Fleeger's employment agreement includes an assignment of substantially different duties or responsibilities to Mr. Fleeger without Mr. Fleeger's consent. If Mr. Fleeger dies or becomes disabled during his employment, Mr. Fleeger or his designated beneficiary, as the case may be, will currently continue to receive his base salary and benefits until December 31, 2007, less any insurance proceeds paid to Mr. Fleeger or his designated beneficiary from any insurance policy for which the Company has paid premiums. If Mr. Fleeger is terminated without cause within 12 months of a change in control of the Company (e.g., a merger) or the disposition of all or substantially all of the Company's assets, Mr. Fleeger is entitled to a lump sum payment, the amount of which shall be determined by the compensation committee of the Board of Directors of the Company, with the minimum amount of the lump sum payment being Mr. Fleeger's aggregate compensation from the Company during the 24-month period immediately preceding the change of control or disposition.

     Mr. Lonnie P. Cole, Sr. serves as a Senior Vice President in charge of our Sales Department. Mr. Cole entered into a three-year employment agreement dated September 30, 2004 to be effective as of October 1, 2004. Mr. Cole is to receive a base salary of $100,000 annually and is eligible for bonus incentives based on the Company achieving certain goals related to revenue growth. Pursuant to the terms of his employment agreement, if Mr. Cole's employment with the Company is terminated by the Company for "cause," or by Mr. Cole, then Mr. Cole is only entitled to receive the portion of his base salary that is accrued and unpaid at the time of the termination of his employment. If Mr. Cole's employment with the Company is terminated by the Company without "cause," Mr. Cole is entitled to receive his base salary for a period of one year after the termination of his employment. If Mr. Cole dies or becomes disabled during his employment, Mr. Cole or his designated beneficiary, as the case may be, will continue to receive his base salary and benefits until the earlier to occur of September 30, 2007, or the 30th day following his death or disability.

     Mr. J. Steven Evans serves as Vice President of Finance in charge of our Finance and Accounting Department. Mr. Evans entered into a three-year employment agreement dated February 1, 2005. Mr. Evans is to receive a base salary of $95,000 annually and is eligible for bonus incentives based on personal performance and the Company achieving certain financial goals. Pursuant to the terms of his employment agreement, if Mr. Evans' employment with the Company is terminated by the Company for "cause," or by Mr. Evans without "good reason," then Mr. Evans is only entitled to receive the portion of his base salary that is accrued and unpaid at the time of the termination of his employment. If Mr. Evans' employment with the Company is terminated by the Company without "cause," or by Mr. Evans for "good reason," Mr. Evans is entitled to continue being paid under his employment agreement for a period of one year after the termination of his employment. "Good reason" under Mr. Evans' employment agreement includes an assignment of substantially different duties or responsibilities to Mr. Evans without Mr. Evans' consent. If Mr. Evans dies or becomes disabled during his employment, Mr. Evans or his designated beneficiary, as the case may be, will continue to receive his base salary and benefits until January 31, 2008, less any insurance proceeds paid to Mr. Evans or his designated beneficiary from any insurance policy for which the Company has paid premiums.

     Mr. Alan Larosee serves as Vice President of Operations. Mr. Larosee entered into a three-year employment agreement dated March 1, 2005. Mr. Larosee is to receive a base salary of $95,000 annually and is eligible for bonus incentives based on personal performance and the Company achieving certain financial goals. Pursuant to the terms of his employment agreement, if Mr. Larosee's employment with the Company is terminated by the Company for "cause," or by Mr. Larosee without "good reason," then Mr. Larosee is only entitled to receive the portion of his base salary that is accrued and unpaid at the time of the termination of his employment. If Mr. Larosee's employment with the Company is terminated by the Company without "cause," or by Mr. Larosee for "good reason," Mr. Larosee is entitled to continue being paid under his employment agreement for a period of one year after the termination of his employment. "Good reason" under Mr. Larosee's employment agreement includes an assignment of substantially different duties or responsibilities to Mr. Larosee without Mr. Larosee's consent. If Mr. Larosee dies or becomes disabled during his employment, Mr. Larosee or his designated beneficiary, as the case may be, will continue to receive his base salary and benefits until February 28, 2008, less any insurance proceeds paid to Mr. Larosee or his designated beneficiary from any insurance policy for which the Company has paid premiums.

     Mr. James M. Treat serves as Vice President of Business Development. Mr. Treat entered into a three-year employment agreement dated December 1, 2005. Mr. Treat is to receive a base salary of $100,000 annually and is eligible for bonus incentives based on personal performance and the Company achieving certain financial goals. Pursuant to the terms of his employment agreement, if Mr. Treat's employment with the Company is terminated by the Company for "cause," or by Mr. Treat without "good reason," then Mr. Treat is only entitled to receive the portion of his base salary that is accrued and unpaid at the time of the termination of his employment. If Mr. Treat's employment with the Company is terminated by the Company without "cause," or by Mr. Treat for "good reason," Mr. Treat is entitled to continue being paid under his employment agreement for a period of one year after the termination of his employment. "Good reason" under Mr. Treat's employment agreement includes an assignment of substantially different duties or responsibilities to Mr. Treat without Mr. Treat's consent. If Mr. Treat dies or becomes disabled during his employment, Mr. Treat or his designated beneficiary, as the case may be, will continue to receive his base salary and benefits until November 30, 2008, less any insurance proceeds paid to Mr. Treat or his designated beneficiary from any insurance policy for which the Company has paid premiums.




                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

------------------------------------------------------------------------------------------------------------------------
                                                                    Option Awards
------------------------------------------------------------------------------------------------------------------------



                                                                    Equity
                             Number of          Number of           Incentive Plan
                             Securities         Securities          Awards: Number
                             Underlying         Underlying          of Securities
                             Unexercised        Unexercised         Underlying
                             Options            Options             Unexercised        Option Exercise   Option
Name                         (Exercisable)(1)   (Unexercisable)     Unearned Options      Price          Expiration Date
---------------------------- ------------------ ------------------- ----------------- ----------------- -----------------

Matthew H. Fleeger.........    15,974            -                  -                 $1.00             1/1/2014
   President, Chief            52,473                                                 $1.00             6/30/2015
   Executive Officer,          46,667                                                 $0.75             12/31/2015
   Director                   143,333                                                 $0.75             12/31/2015
---------------------------- ------------------ ------------------- ----------------- ----------------- -----------------
Lonnie P. Cole, Sr.........  -                  -                   -                 -                 -
   Senior Vice President,
    Sales
---------------------------- ------------------ ------------------- ----------------- ----------------- -----------------
J. Steven Evans............     2,332           -                   -                 $1.00             1/1/2014
   Vice President, Finance     10,000                                                 $1.00             12/31/2014
   and Chief Accounting       133,333                                                 $0.75             10/19/2016
   Officer
---------------------------- ------------------ ------------------- ----------------- ----------------- -----------------
Alan Larosee........           15,000           -                   -                 $1.00             7/1/2015
     Vice President,           53,333                                                 $0.75             7/15/2015
     Operations              153,333                                                  $0.75             10/19/2016
---------------------------- ------------------ ------------------- ----------------- ----------------- -----------------
James M. Treat               115,427            -                    -                $0.75             12/31/2015
      Vice President,         57,906                                                  $0.75             10/19/2016
      Business
      Development
---------------------------- ------------------ ------------------- ----------------- ----------------- -----------------

(1) All options vested fully immediately upon grant.


Compensation of Directors

                              DIRECTOR COMPENSATION

----------------- ------------ ------------ ------------ ----------------- ---------------- ----------------- -----------
                     Fees                                                   Nonqualified
                   Earned or                                Non-Equity        Deferred
                    Paid in       Stock       Option      Incentive Plan    Compensation       All Other
      Name           Cash        Awards       Awards       Compensation       Earnings        Compensation      Total
----------------- ------------ ------------ ------------ ----------------- ---------------- ----------------- -----------

Matthew H.        -            -            -            -                 -                -                 -
Fleeger
----------------- ------------ ------------ ------------ ----------------- ---------------- ----------------- -----------

Winship B.        $95,000      -            $41,000      -                 -                $4,321(1)         $140,321
Moody, Sr.
----------------- ------------ ------------ ------------ ----------------- ---------------- ----------------- -----------

Ajit S. Brar      $55,000      -            $31,000      -                 -                -                 $86,000
----------------- ------------ ------------ ------------ ----------------- ---------------- ----------------- -----------

David L. Mack     $57,500      -            $6,667       -                 -                -                 $64,167
----------------- ------------ ------------ ------------ ----------------- ---------------- ----------------- -----------

Steven R. Block   $20,750      -              -          -                 -                -                 $20,750
----------------- ------------ ------------ ------------ ----------------- ---------------- ----------------- -----------

Mark Altenau      $33,000      -            $22,000      -                 -                -                 $55,000
----------------- ------------ ------------ ------------ ----------------- ---------------- ----------------- -----------

(1) All other compensation to Mr. Moody includes a fee of $4,321 accrued in 2006 to compensate Mr. Moody for granting personal guarantees on Company debt. The fee was paid to Mr. Moody on January 1, 2007 in the form of a promissory note that accrues interest at 12% and matures on July 1, 2007 when all principal and accrued interest is due.

In November 2005 the Board of Directors adopted a compensation program for outside directors. The principal components of the plan call for specific Common Stock awards for service on the board (30,000 shares per person plus an additional 20,000 for the Chairman), for service on committees of the board, including the audit committee, the compensation committee and the stock option committee (10,000, 5,000 and 5,000 shares, respectively), and an additional 10,000 shares for service as chairman of the audit committee, 5,000 additional shares for service as chairman of the compensation committee and 5,000 additional shares for service as chairman of the stock option committee. Further, the Board of Directors adopted to keep the compensation for board meeting attendance of $1,000 or $500 per meeting attended in person or by telephone, respectively. The Company recognized an expense in 2006 of $261,250 and in 2005 of $100,667 for outside director compensation. The board compensation for 2006 was paid on January 1, 2007 in the form of promissory notes to the individual directors (See Subsequent Events comment). In addition, the Board of Directors authorized the payment of interest to board members and officers who have advanced funds to the Company from time to time or who have unpaid accrued salaries unpaid by the Company. Accordingly, the Company charged $0 and $48,800 to interest expense in 2006 and 2005, respectively for such interest accruals.

The amount of unexercised stock options outstanding as of December 31, 2006 held by each director is as follows:

............................Matthew H. Fleeger                 258,447
............................Winship Moody, Sr.                 105,667
............................Ajit S. Brar                        93,208
............................David L. Mack                       62,222
............................Steven R. Block                          -
............................Mark Altenau                        69,833



Item 11..  Security  Ownership of Certain  Beneficial  Owners and Management and
Related Stockholder Matters.

     The  following  table sets forth each certain  information  concerning  the number of shares of Common Stock owned beneficially as of March 31, 2007 by: (i)
persons  known to us to own more than five  percent  of any class of our  voting securities;  (ii) each of our directors and the executive officers named in Item
10 above; and (iii) all our directors and executive officers as a group.  Unless otherwise indicated,  the stockholders listed possess sole voting and investment power with respect to the shares shown.

                                                                     Number of Shares
           Name and Address of Beneficial Owner                      Beneficially Owned(1)          Percent of Class(2)
           ------------------------------------                      ---------------------          -------------------

Matthew H. Fleeger, President, CEO and Director                        1,275,889(3)                        4.9%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
Winship B. Moody, Sr., Chairman of the Board of Directors                901,396(4)                        3.4%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
Ajit S. Brar, Director                                                  909,875(5)                         3.5%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas 75251
David L. Mack, Director                                                  62,222(6)                         0.2%
    12750 Merit Drive - Park Central VII, Suite 770
    Dallas, Texas 75251
Steven R. Block, Director                                                 50,000                           0.2%
     12750 Merit Drive - Park Central VII, Suite 770
     Dallas, Texas 75251
Lonnie P. Cole, Sr., Senior Vice President, Sales                        149,000(7)                        0.6%
    12750 Merit Drive -Park Central VII, Suite 770
    Dallas, Texas  75251
Steve Evans, Vice President, Finance
     12750 Merit Drive -Park Central VII, Suite 770
     Dallas, Texas  75251                                                145,665(8)                        0.6%
Alan Larosee, Vice President, Operations
     12750 Merit Drive -Park Central VII, Suite 770
     Dallas, Texas  75251                                                221,666(9)                        0.9%
James M. Treat, Vice President, Business Development
     12750 Merit Drive - Park Central VII, Suite 770
     Dallas, Texas 75251                                                 173,333(10)                       0.7%
All Directors and Executive
Officers as a Group (9 persons)
                                                                       3,889,046(11)                       14.3%(12)
Tate Investments, LLC                                                  3,944,880(13)                       15.2%
     12750 Merit Drive - Park Central VII, Suite 770
     Dallas, Texas 75251
Mark Altenau, M.D., Director                                           2,153,292(14)                       10.2%
     12750 Merit Drive -Park Central VII, Suite 770
     Dallas, Texas 75251

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise, has or shares voting power and/or investment power as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment control within 60 days. The number of shares shown includes outstanding shares owned as of March 31 2007, by the person indicated and shares underlying warrants, options and/or convertible debt and accrued interest thereon owned by such person on March 31, 2007, that were exercisable within 60 days of that date.



(2) Applicable percentage ownership is based on 25,983,869 voting shares of Common Stock outstanding on March 31, 2007.

(3) Includes 670,790 shares owned by Preston Harris Interests, Inc., a Texas corporation, of which Mr. Fleeger is the president and options for 258,447 shares of common stock at December 31, 2006. (See Certain Relationships and Related Transactions.)

(4) Includes 100,000 shares of Common Stock underlying convertible debt and accrued interest thereon and options for 105,667 shares of common stock. (See
Certain Relationships and Related Transactions.)

(5) Includes 100,000 shares of Common Stock underlying convertible debt and accrued interest thereon and options for 93,208 shares of Common Stock. (See
Certain Relationships and Related Transactions.)

(6)  Includes   options  for  62,222  shares  of  Common  Stock.   (See  Certain
Relationships and Related Transactions.)

(7) Includes 149,000 shares owned by Med-Con Waste Solutions, Inc., a Texas corporation, of which Mr. Cole was the President and Chief Executive Officer.

(8) Includes options for 145,665 shares of Common Stock.

(9) Includes options for 221,666 shares of Common Stock.

(10) Includes options for 173,333 shares of Common Stock.

(11) Includes 1,260,208 shares of Common Stock underlying convertible debt and accrued interest thereon, and stock options at December 31, 2006. (See Certain
Relationships and Related Transactions.)

(12) Applicable percentage ownership is based on 25,983,869 voting shares of Common Stock outstanding on March 31, 2007, and on shares issuable within 60 days of March 31, 2007.

(13) Includes 2,406,417 shares of Common Stock underlying convertible debt and accrued interest thereon. (See Certain Relationships and Related Transactions.)

(14)  Includes  options  for  69,833  shares  of  Common  Stock.   (See  Certain
Relationships and Related Transactions.)


                      Equity Compensation Plan Information
                            (as of December 31, 2006)

------------------------------------------------------ --------------------- --------------------- ---------------------
                                                                               Number of
                                                                               securities
                                                                               remaining available
                                          Number of                            for future issuance
                                       securities to be                          under equity
                                         issued upon      Weighted-average     compensation plans
                                         exercise of     exercise price of       (excluding
                                         outstanding        outstanding          securities
                                      options, warrants  options, warrants    reflected in column
                                        and rights (a)     and rights (b)         (a)) (c)
---------------------------------------- ------------        ----------        ---------------

Equity compensation plans approved
       by Security holders ...........     1,328,796           $0.80                1,671,204
---------------------------------------- ------------        ----------        ---------------
Equity compensation plans not approved
       by Security  holders...........         --                --                     --

---------------------------------------- ------------        ----------        ---------------
      Total...........................     1,328,796           $0.80                1,671,204
---------------------------------------- ------------        ----------        ---------------


Item  12..Certain   Relationships   and  Related   Transactions,   and  Director
Independence.


     We have certain notes and obligations owed to our stockholders and officers. At December 31, 2006 and 2005, such amounts are as follows:

                                                              December 31,
                                                        2006              2005
                                                        ----              ----
                  Estate of Vivian Eriksen         $  100,721         $  239,805
                  Winship Moody, Sr.                  320,554             87,159
                  Matthew Fleeger                      39,591              8,556
                  Ajit Brar                           292,592            455,058
                  Tate Investments, LLC             1,500,000            975,000
                                                    ---------         ----------
                    Total                          $2,253,458         $1,765,578
                                                   ==========         ==========

Loans from Directors and Stockholders

     On March 15, 2006, the Company issued a convertible promissory note in the amount of $500,000 to Tate Investments LLC ("the Investor"). The promissory note is payable in 35 monthly installments of interest only with all principal and interest due on March 31, 2009. The note accrues interest at 10% for the first 12 months, 11% for months 13 through 24 and 12% for months 25 through maturity. The effect of the increasing interest rate under EITF 86-15 "Increasing-Rate Debt" was determined to be de minimus. The Company may prepay a portion or all of the amount outstanding under the terms of the note after March 31, 2007, provided that the Company notify the Investor of the Company's intent to prepay after which, the Investor will have 30 days to convert the note into the Company's Common Stock. The Investor has the right to convert the amount outstanding plus accrued but unpaid interest at the time of conversion. The conversion price for the $500,000 note agreed to is $0.85 per share during the period beginning March 15, 2006 through March 31, 2007, $1.00 per share during the period beginning April 1, 2007 through March 31, 2008, and $1.15 per share during the period April 1, 2008 through maturity. The promissory note is secured by two PIWS mobile units and is cross-collateralized by the Investor's liens on the Company's accounts receivable and its Garland facility pursuant to the Investment Agreement between the Company and the Investor. The proceeds from the promissory note were used by the Company to purchase equipment.

     On May 22, 2006, the Company and the Investor agreed to amend the Investment Agreement to lower the conversion price for the $1,000,000 Promissory Note to $0.55 per share from $0.65 per share in exchange for the Investor retroactively (as of July 15, 2005, the date the Investment Agreement was executed) eliminating the requirements for the Company to achieve certain earnings targets thereunder. In connection with the conversion price adjustment, the Company was required to record a beneficial conversion charge of $153,846. The beneficial conversion charge represents the incremental fair value of the impact from lowering the conversion rate and will be amortized over the remaining life of the note. As of December 31, 2006, the remaining amount of the beneficial conversion charge to amortize was $102,564.

     As of December 31, 2006, the total principal amount owed by the Company to the Investor was $1,397,436, net of discount of $102,564, all of which was subsequently converted by the Investor into shares of Common Stock on March 30, 2007. The largest aggregate principal amount outstanding from the Company to the Investor during the year ended December 31, 2006 was $1,500,000; the aggregate amount of principal repaid by the Company to the Investor during such year was $250,000; and the aggregate amount of interest paid by the Company to the Investor during such year was $136,014.

     On October 3, 2006, the Company issued a convertible promissory note to Winship B. Moody, Sr., our Chairman of the Board, who loaned $100,000 for the purpose of providing working capital to the Company. The promissory note is payable in interest only monthly installments for three months and afterwards, it begins paying 24 equal monthly installments of principal and interest in the amount of $4,707 each. The note accrues interest at 12% and at the option of the holder, any unpaid principal and accrued interest may be converted into Common Stock at the conversion price of $1.00 per share. The note matures on January 3, 2009. The largest principal amount outstanding from the Company to Mr. Moody pursuant to the note during the year ended December 31, 2006 was $100,000; the aggregate amount of principal repaid by the Company to Mr. Moody pursuant to the note during such year was $0; the aggregate amount of interest paid by the Company to Mr. Moody pursuant to the note during such year was $2,000; and the principal amount outstanding under the note as of March 31, 2007 was $92,548.

     On December 28, 2006, the Company issued a promissory note to Winship B. Moody, Sr., our Chairman of the Board, who loaned $175,000 for the purpose of providing equipment financing to the Company. The promissory note is payable in 36 equal monthly installments of principal and interest in the amount of $5,813 each. The note accrues interest at 12% and matures on December 28, 2008. The largest principal amount outstanding from the Company to Mr. Moody pursuant to the note during the year ended December 31, 2006 was $175,000; the aggregate amount of principal repaid by the Company to Mr. Moody pursuant to the note during such year was $0; the aggregate amount of interest paid by the Company to Mr. Moody pursuant to the note during such year was $0; and the principal amount outstanding under the note as of March 31, 2007 was $162,690.

     On October 3, 2006, the Company issued a convertible promissory note to Ajit Brar, one of our directors/shareholders who loaned $100,000 for the purpose of providing working capital to the Company. The promissory note is payable in interest only monthly installments for 24 months at $1,000 per installment. The note accrues interest at 12% and at the option of the holder, any unpaid principal and accrued interest may be converted into Common Stock at the conversion of $1.00 per share. The note matures on October 3, 2008 at which time all principal and accrued interest thereon is due. The largest principal amount outstanding from the Company to Mr. Brar pursuant to the note during the year ended December 31, 2006 was $100,000; the aggregate amount of principal repaid by the Company to Mr. Brar pursuant to the note during such year was $0; the aggregate amount of interest paid by the Company to Mr. Brar pursuant to the note during such year was $2,000; and the principal amount outstanding under the note as of March 31, 2007 was $175,000.

     The Company issued a promissory note in the amount of $26,435 to Matthew Fleeger, our President and Chief Executive Officer, on January 1, 2007 for payment of compensation for giving his personal guaranty related to certain indebtedness of the Company to various third parties. The note matures on July 1, 2007 at which time all principal and accrued interest thereon will be due and payable. The note accrues interest at 12%.

     The Company issued a Promissory Note in the amount of $4,321 to Mr. Winship Moody, Sr., our Chairman of the Board, on January 1, 2007 for payment of compensation for giving his personal guaranty related to certain indebtedness of the Company to various third parties. The note matures on July 1, 2007 at which time all principal and accrued interest thereon will be due and payable. The note accrues interest at 12%.

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

     10.24 Employment Agreement dated September 30, 2004 between MedSolutions, Inc. and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

     10.25 Employment Agreement dated December 30, 2004 between MedSolutions, Inc. and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

     10.26 Employment Agreement dated February 1, 2005 between MedSolutions, Inc. and J. Steven Evans (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).* **

     10.27 Employment Agreement dated March 1, 2005 between MedSolutions, Inc. and Alan Larosee (filed as Exhibit 10.15 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).* **

     10.28 Promissory Note dated June 30, 2005 by MedSolutions, Inc. to Ajit S. Brar for $488,149 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

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

     10.48 Asset Purchase Agreement dated as of November 30, 2005, by and between MedSolutions, Inc. and Positive Impact Waste Solutions, LLC (filed as
Exhibit 2.1 to the Company's Current Report on Form 8-K on December 5, 2005, and incorporated herein by reference).

     10.49 Amendment and Settlement Agreement dated as of June 30, 2006 by and between MedSolutions, Inc. and Positive Impact Waste Solutions, LLC (filed as
Exhibit 10.49 to the Company's Quarterly Report on Form 10-QSB on August 21, 2006, and incorporated herein by reference).

     10.50 Merger Agreement and Plan of Reorganization dated as of August 16, 2006 by and between MedSolutions, Inc., SteriLogic Acquisition Subsidiary, Inc. and SteriLogic Waste Systems, Inc. (filed as Exhibit 10.50 to the Company's Quarterly Report on Form 10-QSB on August 21, 2006, and incorporated herein by reference).

     10.51 Promissory Note dated October 3, 2006 issued by MedSolutions, Inc. to Winship B. Moody, Sr. for $100,000 (filed as Exhibit 10.51 to the Company's Quarterly Report on Form 10-QSB on November 20, 2006, and incorporated herein by reference).

     10.52 Promissory Note dated October 3, 2006 issued by MedSolutions, Inc. to Ajit S. Brar for $100,000 (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-QSB on November 20, 2006, and incorporated herein by reference).

     10.53 Loan and Security Agreement dated as of March 27, 2007, by and among EnviroClean Management Services, Inc., Park Cities Bank, Matthew H. Fleeger and Winship B. Moody, Sr. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 2, 2007, and incorporated herein by reference).

     10.54 $1,500,000 Revolving Note issued by EnviroClean Management Services, Inc. to Park Cities Bank on March 27, 2007 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on April 2, 2007, and incorporated herein by reference).

     10.55  Convertible   Promissory  Note  dated  January  2,  2007  issued  by
MedSolutions, Inc. to Tate Investments, LLC for $175,000.**

     10.56 Convertible Promissory Note dated December 21, 2006 issued by MedSolutions, Inc. to Winship Moody for $175,000.**

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

     (**) Filed herewith.

Item 14. Principal Accountant Fees and Services.

     Audit Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2006 and 2005 for professional services rendered for the audit of the Company's annual financial statements, the review of the financial statements included in the Company's Forms 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements totaled $95,675 and $86,500, respectively.

     Audit-Related Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2006 and 2005 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not disclosed in the paragraph captioned "Audit Fees" above were $0 and $0, respectively.

     Tax Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2006 and 2005 for professional services rendered for tax compliance, tax advice and tax planning were $9,500 and $10,000, respectively. The fees were for preparing the Company's federal income tax returns.

     All Other Fees. The aggregate fees billed by Marcum & Kliegman, L.L.P. for the fiscal years ended December 31, 2006 and 2005 for products and services, other than the services described in the paragraphs captioned "Audit Fees", "Audit-Related Fees", and "Tax Fees" above were $33,729 and $2,793, respectively. The fees were for professional services related to acquisitions and SEC matters.

     The  Audit  Committee  has  established  its   pre-approval   policies  and
procedures, pursuant to which the Audit Committee approved the foregoing services provided by Marcum & Kliegman, LLP in 2006.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MEDSOLUTIONS, INC.


Dated:  April 16, 2007            By:  /s/ Matthew H. Fleeger
                                       ----------------------------------------
                                           Matthew H. Fleeger
                                           President and Chief Executive Officer

                                  By: /s/ J. Steven Evans
                                      -------------------
                                          Vice President/Finance and Chief
                                          Accounting Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                   Title                       Date

/s/ Matthew H. Fleeger          President, Chief Executive        April 16, 2007
---------------------------     Officer and Director
    Matthew H. Fleeger

/s/ Winship B. Moody, Sr.       Chairman of the Board             April 16, 2007
-------------------------       of Directors
Winship B. Moody, Sr.

/s/ Ajit S. Brar                Director                          April 16, 2007
--------------------
Ajit S. Brar

/s/ David L. Mack               Director                          April 16, 2007
-----------------
David L. Mack

/s/ Steven R. Block             Director                          April 16, 2007
-------------------
Steven R. Block

                               MEDSOLUTIONS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                         -------
 PART II - FINANCIAL INFORMATION:


    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1


    CONSOLIDATED BALANCE SHEETS                                              F-2
      At December 31, 2006 and 2005


    CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-3
      For the Years Ended December 31, 2006 and 2005


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    F-4 - F-5
      For the YearsEnded December 31, 2006 and 2005


    CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-6 - F-7
      For the Years Ended December 31, 2006 and 2005


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8 - F-40

To the Board of Directors
MedSolutions, Inc.



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of MedSolutions, Inc. (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedSolutions, Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                          MARCUM & KLIEGMAN, LLP

New York, New York
March 17, 2007


                               MEDSOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                   December 31,
                                                                                              2006               2005
                                                                                         ---------------    -------------

Current Assets:
  Cash                                                                                 $          -         $         -
  Accounts receivable - trade, net of allowance
    of $174,989 and $69,240                                                               1,847,541           1,405,603
  Prepaid expenses and other current assets                                                 366,141             258,523
  Supplies                                                                                   26,109              14,106
                                                                                        -----------         -----------
      Total Current Assets                                                                2,239,791           1,678,232

Property and equipment - at cost, net of accumulated
  depreciation of $2,805,851 and $1,836,756                                               3,586,766           3,150,504
Intangible assets - Customer list, net of accumulated
  amortization of $1,028,993 and $624,770                                                 1,408,189           1,437,912
Intangible assets - Goodwill                                                              3,403,025           2,597,021
Intangible assets - permits                                                                 152,749              65,007
Other assets                                                                                 46,943             102,126
                                                                                        -----------         -----------
      Total Assets                                                                     $ 10,837,463         $ 9,030,802
                                                                                        ===========         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Convertible debentures                                                               $          -           $  40,135
  Current maturities of long-term obligations                                               372,552             145,628
  Accounts payable                                                                        1,507,220           1,130,155
  Accrued liabilities                                                                     1,281,443             962,327
  Current maturities - notes payable to Tate Investments, LLC                                     -             250,000
  Current maturities - notes payable to Med-Con                                             127,703             157,861
  Current maturities - notes payable to On Call                                             294,541             495,819
  Current maturities - notes payable to Positive Impact                                      97,705             360,669
  Current maturities - notes payable to Abele-Kerr Investments, LLC                          38,948                   -
  Current maturities - notes payable stockholders                                           419,600             487,891
  Current maturities - litigation settlements                                                     -              26,735
  Advances from stockholders                                                                      -              19,004
                                                                                        -----------         -----------
      Total Current Liabilities                                                           4,139,712           4,076,224

Long-term obligations, less current maturities                                            1,003,174             806,952
Notes payable - Tate Investments, LLC, less current maturities, net of
discount of $102,564 and $0                                                               1,397,436             725,000
Notes payable - Med-Con, less current maturities                                            147,047             274,749
Notes payable - On Call, less current maturities                                                  -             119,541
Notes payable - Positive Impact, less current maturities                                    333,796             489,331
Notes payable - Abele-Kerr Investments, LLC, less current maturities                        211,052                   -
Notes payable - stockholders, less current maturities                                       294,267             359,131
                                                                                        -----------         -----------
      Total Liabilities                                                                   7,526,484           6,850,928
                                                                                        -----------         -----------


Commitments and Contingencies

Stockholders' Equity:
 Preferred stock (par value $.001) - 100,000,000
   shares authorized at December 31, 2006 and December 31,2005,respectively,
   96,667 shares issued and outstanding  at December 31,2006 and 283,172 shares issued at December 31, 2005 (liquidation preference $145,001 - 2006;
   $424,758 - 2005)
 Common stock (par value $.001) - 100,000,000 shares authorized at December
   31, 2006 and December 31, 2005; 23,792,985 shares issued and 23,780,785 outstanding at December 31, 2006 and 22,228,980 shares issued and 22,216,780
   outstanding at December 31, 2005                                                            23,793              22,229
Additional paid-in capital                                                                 26,558,608          24,657,770
Accumulated deficit                                                                      (23,253,519)        (22,482,408)
Treasury stock, at cost - 12,200 shares at December 31, 2006
   and December 31, 2005                                                                     (18,000)            (18,000)
                                                                                          -----------         -----------
        Total Stockholders' Equity                                                          3,310,979           2,179,874
                                                                                          -----------         -----------
        Total Liabilities and Stockholders' Equity                                       $ 10,837,463         $ 9,030,802
                                                                                         ============         ============

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-2

                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                For the Years Ended
                                                    December 31,
                                             -------------------------
                                             2006            2005
                                             --------      --------
--------------------------------------------------------------------------------


Revenues                                    $ 12,799,132       9,415,558
Cost of revenues *                             7,925,086       5,680,379
                                            ------------    ------------
Gross profit                                   4,874,046       3,735,179

Operating expenses:
 Selling, general and administrative
 expenses**                                    3,829,489       2,449,460
 Depreciation and amortization                 1,373,318         751,257
                                            ------------    ------------
Total operating expenses                       5,202,807       3,200,717
                                            ------------    ------------
Income (loss) from operations                   (328,761)        534,462

Other (income) expenses:
 Interest expense                                482,485         374,260
 ATE settlement                                     --          (650,468)
 Other income                                    (40,135)           --
                                            ------------    ------------
                                                 442,350        (276,208)
                                            ------------    ------------
Net income (loss)                           $   (771,111)   $    810,670

Preferred stock dividend                         (35,500)        (40,875)
                                            ------------    ------------
Net income (loss) applicable to common
stockholders                                $   (806,611)   $    769,795
                                            ============    ============
Basic net income (loss) per share
attributable to common stockholders                (0.04)   $       0.04
                                            ============    ============
Diluted net income (loss) per share
attributable to common stockholders         $      (0.04)   $       0.04
                                            ============    ============
Weighted average common shares
  used in basic income (loss)
  per share                                   22,875,017      19,857,233
                                            ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income (loss)  per share                    22,875,017      20,691,501
                                            ============    ============




--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

     * Excludes depreciation of $969,095 and $501,865 for the years ended December 31, 2006 and 2005, respectively.

     ** Includes stock compensation charge of $240,000 for the year ended December 31, 2006.




                               MEDSOLUTIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                          MSI Preferred Stock
                                                               Series A                  MSI Common Stock
                                                        ----------------------         ----------------------
                                                          Shares      Amount             Shares      Amount
                                                        ----------  ----------         ----------  ----------
 Year Ended December 31, 2006
 ---------------------------------

Balance - December 31, 2005                               283,172    $       283     22,228,980    $    22,229
MSI preferred stock converted into common stock          (186,505)          (186)       186,505            186
MSI common stock sold for cash net of transaction
  costs of $106,132                                          --             --          429,500            430
MSI common stock returned due to PIWS settlement             --             --          (52,000)           (52)
MSI conversion price adjustment on convertible debt
  To Tate Investments, LLC                                   --             --             --             --
MSI common stock issued for acquisition                      --             --        1,000,000          1,000
Preferred stock dividend                                     --             --             --             --

Net loss                                                     --             --             --             --
                                                      -----------    -----------    -----------    -----------
Balance - December 31, 2006                                96,667    $        97     23,792,985    $    23,793
                                                      ===========    ===========    ===========    ===========




                                           ****************************


                                         Additional
                                         Paid-in       Accumulated         Treasury
                                         Capital       Deficit              Stock          Total
                                        ----------     ------------       ---------     ------------
Year Ended December 31, 2006
---------------------------------

Balance - December 31, 2005             $ 24,657,770    $(22,482,408)   $    (18,000)   $  2,179,874
MSI preferred stock converted into
  common stock                                  --              --              --              --
MSI common stock sold for cash net of
  transaction costs of $106,132              702,438            --              --           702,868
MSI common stock returned due to PIWS
  settlement                                 (38,948)           --              --           (39,000)
MSI conversion price adjustment on
  Convertible debt to Tate
  Investments, LLC                           153,848            --              --           153,848
MSI common stock issued for
  acquisition                                879,000            --              --           880,000
MSI stock compensation charge                240,000            --              --           240,000
Preferred stock dividend                     (35,500)           --              --           (35,500)

Net loss                                        --          (771,111)           --          (771,111)
                                        ------------    ------------    ------------    ------------
Balance - December 31, 2006             $ 26,558,608    $(23,253,519)   $    (18,000)   $  3,310,979
                                        ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.



                               MEDSOLUTIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                  MSI Preferred Stock
                                                       Series A                  MSI Common Stock
                                                ----------------------         ----------------------
                                                  Shares      Amount             Shares      Amount
                                                ----------  ----------         ----------  ----------
 Year Ended December 31, 2005
 ---------------------------------

Balance - December 31, 2004                        143,333   $       143    18,515,755    $    18,516
MSI preferred stock sold for cash                  139,839           140          --             --
MSI common stock sold for cash
  net of transaction costs of $50,443                 --            --       1,667,672          1,668
MSI common stock issued for ATE settlement            --            --          60,746             61
MSI common stock returned by directors                --            --         (20,000)           (20)
MSI common stock issued for debt conversions          --            --       1,468,140          1,468
MSI common stock issued for acquisitions              --            --         536,667            536
Preferred stock dividend                              --            --            --             --

Net income                                            --            --            --             --
                                               -----------   -----------   -----------    -----------
Balance - December 31, 2005                        283,172   $       283    22,228,980    $    22,229
                                               ===========   ===========   ===========    ===========




                                           ****************************


                                              Additional
                                               Paid-in       Accumulated         Treasury
                                               Capital       Deficit              Stock          Total
                                             -----------     ------------       ---------     ------------
Year Ended December 31, 2005
---------------------------------

Balance - December 31, 2004                    $ 21,595,239    $(23,293,078)   $    (18,000)   $ (1,697,180)
MSI preferred stock sold for cash                   209,618            --              --           209,758
MSI common stock sold for cash
  net of transaction costs of $50,443             1,077,099            --              --         1,078,767
MSI common stock issued for ATE
  settlement                                         83,006            --              --            83,067
MSI common stock issued for director
  fees                                              100,689            --              --           100,689
MSI common stock returned by directors                   (2)           --              --               (22)
MSI common stock issued for debt conversions      1,228,532            --              --         1,230,000
MSI common stock issued for acquisitions            404,464            --              --           405,000
Preferred stock dividend                            (40,875)           --              --           (40,875)

Net income                                             --           810,670            --           810,670
                                               ------------    ------------    ------------    ------------
Balance - December 31, 2005                    $ 24,657,770    $(22,482,408)   $    (18,000)   $  2,179,874
                                               ============    ============    ============    ============




The accompanying notes are an integral part of these consolidated financial statements.


                                MEDSOLUTIONS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                                For the Years Ended
                                                                    December 31,
                                                          ---------------------------
                                                              2006           2005
                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                        $  (771,111)   $   810,670
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                          1,373,318        751,258
      Provision for bad debts                                  112,000          3,000
      Gain on ATE settlement                                      --         (650,468)
      Litigation settlement                                       --          (53,023)
      Stock compensation                                       240,000        100,667
      Amortization of finance fees and debt discount            29,527           --
      Cancellation of convertible debentures, advances
        from stockholders and related accrued interest        (130,135)          --
    Changes in assets (increase) decrease:
      Accounts receivable                                     (441,125)      (375,950)
      Supplies                                                  12,247         (2,195)
      Prepaid expenses and other current assets                 95,565        128,244
      Other non-current assets                                (108,851)       (64,335)
    Changes in liabilities increase (decrease)
      Accounts payable, accrued liabilities & litigation
      settlements                                              186,294       (959,282)
                                                           -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                               597,729       (311,414)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (596,760)      (225,713)
  Asset acquisition of On Call Medical Waste, Ltd.                --         (375,000)
  Asset acquisition of Cooper Biomed, Ltd.                        --          (40,000)
  Asset acquisition of Positive Impact Waste Solutions            --         (700,000)
  Asset acquisition of SteriLogic Waste Systems, Inc.          (24,283)          --
                                                           -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES                   (621,043)    (1,340,713)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                           --          209,758
  Proceeds from sale of common stock                           809,000      1,129,210
  Proceeds from note payable - stockholders                  1,150,000      1,375,000
  Cash paid for transaction costs associated with equity
    transactions                                              (106,132)       (50,443)
  Dividend on preferred stock                                  (42,500)       (37,250)
  Payments on long-term obligations to stockholders         (1,516,833)      (521,053)
  (Repayments to) advances from stockholders                   (19,005)      (152,840)
  Payments on long-term obligations to others                 (251,216)      (300,255)
                                                           -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 23,314      1,652,127
                                                           -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         --             --

CASH AND CASH EQUIVALENTS - BEGINNING                             --             --
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS - END                            $      --      $      --
                                                           ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.



                               MEDSOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                             For the Years Ended
                                                                 December 31,
                                                        -----------------------------
                                                            2006           2005
                                                        -----------     -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                         $   493,440    $   430,803
                                                        ===========    ===========
  Income taxes paid                                     $      --      $      --
                                                        ===========    ===========
  Issuance of notes payable for property & equipment    $   570,463    $   601,518
                                                        ===========    ===========
  Common stock reclaimed in connection to clawback
    provision regarding the PIWS acquisition                 39,000           --
                                                        ===========    ===========
  Reduction in notes payable from PIWS purchase price
    settlement                                          $   130,000           --
                                                        ===========    ===========

  Notes payable converted into MSI common stock         $      --      $   775,843
                                                        ===========    ===========
  Accrued salaries and related interest converted
    into MSI common stock and stock options             $      --      $   454,157
                                                        ===========    ===========

  Insurance premiums financed with debt                 $   169,363    $   163,804
                                                        ===========    ===========

  Director fees paid with non plan stock options        $      --      $   100,667
                                                        ===========    ===========

Net assets acquired and liabilities assumed (See
    Acquisitions Note 4)

Total purchase price                                    $ 1,267,500    $ 3,150,900
Less: cash consideration paid for acquisition               (24,284)    (1,115,000)
Less: cash acquired                                         (25,716)          --
                                                        -----------    -----------
Non-cash consideration                                  $ 1,217,500    $ 2,035,900
                                                        ===========    ===========

Short term note                                         $      --      $   740,000
Long term note                                              250,000        800,000
Common stock issued                                         880,000        405,000
Acquisition costs                                            87,500         90,900
                                                        -----------    -----------
Allocation of non-cash consideration                    $ 1,217,500    $ 2,035,900
                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 DESCRIPTION OF BUSINESS

MedSolutions, Inc. ("MSI" or the "Company") was incorporated in Texas in 1993, and through its subsidiary, EnviroClean Management Services, Inc. ("EMSI"), principally collects, transports and disposes of regulated medical waste in north Texas, south Texas, Oklahoma, Louisiana and Arkansas. MSI markets, through its wholly-owned subsidiary SharpsSolutions, Inc. ("Sharps"), a reusable sharps container service program to healthcare facilities that we expect will virtually eliminate the current method of utilizing disposable sharps containers. Another subsidiary of MSI, ShredSolutions, Inc. ("Shred"), markets a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information ("PHI") and other confidential documents, primarily those generated by health care providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). The Company operates another wholly owned subsidiary, Positive Impact Waste Servicing, Inc., which uses mobile treatment equipment to treat and dispose of regulated medical waste on site. Positive Impact Waste Servicing, Inc. was acquired by the Company's from its asset acquisition from Positive Impact Waste Solutions, Ltd. ("PIWS") on November 30, 2005. The assets acquired by the Company from PIWS included customer contracts and equipment. The Company operates another wholly owned subsidiary, SteriLogic Waste Systems, Inc. ("SteriLogic"), in Syracuse, New York which services RMW and Sharps customers in the New York and Pennsylvania markets. SteriLogic was acquired by the Company on August 21, 2006 and the stock acquisition included customer contracts, equipment and a rented facility in Syracuse, New York.

Liquidity and Capital Resources
-------------------------------

Our principal source of liquidity is collections on accounts receivable from waste management service revenue, from sales of our Common and Preferred Stock through private offerings to certain individuals, primarily existing stockholders, and from loans and advances received from certain stockholders. Revenues during 2006 were approximately $282,000 per month higher, stemming primarily from organic growth and from an acquisition in the second half of 2006. The Company continues to pursue acquisition targets to expand its existing business. The principal uses of liquidity are payments for labor, fuel, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services.

Historically, we have met our cash requirements based on a combination of revenues from operations, stockholder loans and advances, and proceeds from the sale of debt and equity securities. Based on the projected operations for 2007, management believes cash to be generated from operations and funds raised from other alternative sources if needed, will be sufficient to satisfy the Company's historical and current cash obligations.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005




NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries, EMSI, SharpsSolutions, Inc., ShredSolutions, Inc., Positive Impact Waste Servicing, Inc. doing business as EnviroClean On-Site,
Inc., SteriLogic Waste Systems, Inc. and EnviroClean Transport, Inc. All significant inter-company balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statement of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------

The Company's trade accounts receivable is stated net of an allowance for doubtful accounts of $174,989 and $69,240 at December 31, 2006 and 2005, respectively. Our assumptions in determining the adequacy of the allowance for doubtful accounts include reviewing historical charge-offs over the previous two years, and analyzing current aging reports by performing a specific review of customer balances for possible payment problems. Based on our review, the allowance for doubtful accounts is adjusted accordingly.

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of December 31, 2006, goodwill totaled $3,234,025. This amount is a result of seven acquisitions where goodwill was recorded in six of those acquisitions as part of the purchase price. With regard to the AmeriTech Environmental, Inc. ("ATE") acquisition, closed on November 7, 2003, goodwill was recorded in the amount of $969,387. With regard to the B. Bray Medical Waste Service ("Bray") acquisition, closed on January 1, 2004, goodwill was recorded in the amount of $3,600. Our third acquisition, Med-Con Waste Solutions, Inc. ("Med-Con"), was closed on September 30, 2004 and goodwill was recorded in the amount of $522,186. Our fourth acquisition, On Call Medical Waste, Ltd. ("On Call"), was closed on August 29, 2005 and goodwill was recorded in the amount of $653,922. Our sixth acquisition, Positive Impact Waste Solutions, Ltd. ("PIWS") was closed on November 30, 2005 and goodwill was originally recorded in the amount of $447,926. The goodwill assigned to the PIWS acquisition was subsequently increased by $50,000 to $497,925 during the quarter ended September 30, 2006 due to additional estimated acquisition costs. Our seventh acquisition, SteriLogic was closed on August 21, 2006 and $756,004 was assigned to goodwill based upon an independent appraisal of the intangible assets acquired. All of the goodwill associated with these acquisitions is deductible for income tax purposes.

As of December 31, 2006, intangible assets associated with customer lists were $1,408,189 net of accumulated amortization of $1,028,993. All values assigned to customer list were derived by independent appraisals and were assigned lives of 5 years over which to amortize the assigned cost.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The amortization of customer lists for the 5 years ending December 31, 2011 is as follows:

            Year Ended December 31,                             Amount
            ----------------------                            ----------

                     2007                                     $  440,125
                     2008                                        413,374
                     2009                                        302,246
                     2010                                        197,244
                     2011                                         55,200
                                                              ----------
                                                              $1,408,189
                                                              ==========

Both the goodwill and customer list values are subject to an annual impairment test.

Amortization expense for the years ended December 31,2006 and 2005, was $404,223 and $249,392 respectively.

As of December 31, 2006, the Company determined there was no impairment of its goodwill or intangible assets.

Convertible Notes and Convertible Preferred
-------------------------------------------

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

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


The Company accounts for convertible notes (deemed conventional) and non-conventional convertible debt instruments classified as equity under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19")and in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5"), EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. During 2005, the Company issued $1,000,000 in principal of convertible notes with an embedded conversion option, which was classified as equity. There was no intrinsic value related to the embedded conversion option and accordingly, there was no recorded debt discount.

The Company determined that the conversion option embedded in its Series A Preferred stock is not a free standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.

Impairment of Long-Lived Assets
-------------------------------

The Company continuously monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At December 31, 2006, there were no indicators of impairment present.

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)



Periods Ended December 31, 2005 (in thousands)
                                                        2005
                                                       -----
Net income (loss) applicable to common stockholders,
Prior to stock-based employee compensation             $ 770

Stock-based employee compensation cost                    --
                                                       -----

Net income (loss) applicable to common stockholders,
as reported                                            $ 770

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                      (291)
                                                       -----
Pro-forma net income (loss) under
fair value method - Basic                              $ 479

Effect of dilutive securities
         Preferred Stock                                  41

         Convertible notes payable and advances
         interest expense                                 45

Pro-forma net income (loss) under                         --
Fair value method - Dilutive                           $ 565
                                                       =====
Net income (loss) per share applicable to
common stockholders - Basic                            $0.04

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                     (0.01)

Pro-forma loss per share applicable to
common stockholders- Basic                             $0.03
                                                       =====
Net income (loss) per share applicable to
common stockholders- Diluted                           $0.04

Stock-based employee compensation cost
determined under fair value method,
net of tax effects                                     (0.01)

Pro-forma net income (loss) per share
attributable to common stockholder- Diluted            $0.03
                                                       =====

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the year ended December 31, 2006 and 2005, the Company granted 478,796 and 674,336 stock options,(fair value $0.00 and $0.51 per share for 2006 and 2005, respectively) respectively to employees under an adopted 2002 Employee Stock Option Plan. The exercise prices of the stock options were $0.75 and $1.00 and vest immediately. The options may be exercised over a period of ten years. The Company recorded a non cash charge of $240,000 during the year ended December 31, 2006 because the options granted in 2005 to executives exceeded the authorized amount of options to grant that was in effect as of December 31, 2005. The authorized amount was increased from 850,000 shares to 3,000,000 shares in October, 2006 by a majority of the Company's shareholders. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. During the years ended December 31, 2006 and 2005, respectively, the Company granted its directors 0 and 215,431, plan stock options, respectively. The options were granted in lieu of payment of director fees. The total number of stock options outstanding as of December 31, 2006 and 2005, was 1,328,796. In calculating the fair values of the stock options, the following assumptions were used:

                                                  YEAR                 YEAR
                                               2006 GRANTS          2005 GRANTS

Dividend yield                                       --                  --
Weighted average expected life:                  5 years             5 years
Weighted average risk-free interest rate           4.75%                4.25%
Expected volatility                              101.00%               92.00%



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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                          2006            2005
                                                       ---------       ---------

Numerator:
   Net income (loss)                               $   (771,111)   $    810,670
   Convertible preferred stock
     dividends                                          (35,500)        (40,875)
   Numerator for basic earnings per                ------------    ------------
     share - income available to
     common stockholders                           $   (806,611)   $    769,795

   Effect of dilutive securities:
     Preferred stock dividends                             --            40,875
     Convertible notes payable
       and advances interest expense                       --            44,987
                                                   ------------    ------------
                                                   $       --      $     85,862
                                                   ------------    ------------
      Numerator for diluted earnings per share -
income available to common
stockholders after assumed conversions
                                                   $   (806,611)   $    855,657
Denominator:
   Denominator for basic earnings per share -
weighted average shares
                                                     22,875,017      19,857,233
   Effect of dilutive securities:
     Convertible accrued salaries                          --            35,060
     Preferred convertible stock                           --           250,528
     Convertible debentures and
     unpaid interest                                       --            58,334
     Note payable to stockholders and
     accrued interest                                      --            34,283
     Note payable to Tate Investments,
       LLC                                                 --           407,070
     Advances from stockholders                            --            48,992
                                                   ------------    ------------
        Total potentially dilutive
        securities                                         --           834,267

Denominator for diluted earnings per share -
adjusted weighted average shares and assumed
conversions
                                                     22,875,017      20,691,501
Basic earnings per share                             ==========      ==========
                                                   $      (0.04)   $       0.04
Diluted earnings per share                           ==========      ==========
                                                   $      (0.04)   $       0.04
                                                   ============    ============

For the year ended December 31, 2005, 850,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares ($0.75), and therefore their inclusion would have been anti-dilutive. For the year ended December 31, 2006, common stock equivalents totaling 4,216,035 that consisted of options, convertible preferred shares and convertible notes were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise compute.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Expenses
--------------------

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2006 and 2005 approximated $28,991 and $20,256, respectively.

Environmental Expenditures
--------------------------

Environmental expenditures are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets' environmental safety or efficiency. All other environmental expenditures are expensed. Liabilities for environmental expenditures are accrued when it is probable that such obligations have been incurred and the amounts can be reasonably estimated. Currently, there are no ongoing environmental issues or activities. At December 31, 2006 and 2005, there have been no amounts recorded as capitalized assets related to any environmental costs.

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS (continued)


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

In July 2006, the FASB released FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In  September  2006,  the FASB issued SFAS No. 157,  "Accounting  for Fair Value
Measurements" ("SFAS 157"). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued by the Company for fiscal years beginning after November 15, 2007. The Company does not expect the new standard to have a material impact on the Company's financial position, results of operations or cash flows.

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE  3 RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 3 RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The Company has not yet determined the impact SFAS 159 may have on its consolidated financial position, results of operations, or cash flows.

NOTE 4 ACQUISITIONS

Med-Con Waste Solutions, Inc. ("Med-Con")

At December 31, 2006, the Company owed $274,749 in two promissory notes to Med-Con as payment for part of the purchase price for the Company's acquisition of certain Med-Con assets completed on September 30, 2004. The first promissory note has a balance of $235,749 as of December 31, 2006 and accrues interest at 8%. The Company pays monthly installments of $8,696 including principal and interest and the note matures on May 1, 2009. The second promissory note has a balance of $39,001 as of December 31, 2006 and accrues interest at 10%. The Company pays monthly installments of $6,691 including principal and interest and the note matures on May 1, 2007.


On Call Medical Waste Service ("On Call")

On August 29, 2005, we acquired certain assets including customer contracts from On Call for a total purchase price of $1,155,500. The purchase price for the acquired assets was (i) $375,000 cash, (ii) a promissory note in the original principal amount of $250,000 bearing interest at a rate per annum of 8%, payable in 24 equal monthly installments of principal and interest with the first such installment due on December 27, 2005, (iii) a promissory note in the original principal amount of $375,000 with no interest, (iv) 166,667 shares of Common Stock, and (v) $30,500 of transaction costs incurred by the Company. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its shareholders.

Positive Impact Waste Solutions, Ltd. ("PIWS")

On November 30, 2005, the Company acquired certain assets, including customer contracts, and took over the regulated medical waste operations of Positive
Impact Waste Solutions, LLC, a Delaware limited liability company ("PIWS"). Subsequent to the Company's acquisition of PIWS' assets, it was determined that PIWS had not complied with certain terms of the asset purchase agreement (the "PIWS Agreement"). On June 30, 2006, a settlement was reached and executed between the Company and PIWS relating to such noncompliance. As a result of this noncompliance and in accordance with the terms of the PIWS Agreement, a reduction of the total purchase price by $169,000 was agreed to by both parties. The purchase price adjustment reduced the amount assigned to customer list by $169,000. The goodwill assigned to the PIWS acquisition was subsequently increased by $50,000 to $497,925 during the quarter ended September 30, 2006 due to additional estimated acquisition costs.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE 4 ACQUISITIONS (continued)

At December 31, 2006, the Company owed $431,501 in a promissory note to PIWS as payment for part of the purchase price. The promissory note accrues interest at 8% and the Company pays monthly installments of $10,725 including principal and interest. The note matures on November 30, 2010.

Cooper Biomed, Ltd. ("Cooper")

On September 30, 2005, we acquired certain assets, principally customer contracts, from Cooper. On March 31, 2006, the Company calculated a purchase price reduction of $8,500 in accordance with the asset purchase agreement and reduced the $40,000 promissory note to Cooper accordingly. The promissory note has subsequently been paid and all obligations of the Company to Cooper pursuant to such agreement have been satisfied. The cash portion of the purchase price was funded from the proceeds of a sale of the Company's Common Stock in a private placement to, and a loan to the Company pursuant to a promissory note from, one of its stockholders. As provided for in the agreement the Company calculated a $8,500 purchase price adjustment and reduced the principal due under the $25,000 promissory note and the amount assigned to customer list, accordingly.

SteriLogic Waste Systems, Inc. ("SteriLogic")

On August 16, 2006, MedSolutions, Inc., a Texas corporation (the "Company"), acquired SteriLogic Waste Systems, Inc., a Pennsylvania corporation ("SteriLogic") located in Syracuse, New York. SteriLogic is a regulated medical waste management company that provides collection, transportation and disposal of regulated medical waste services in addition to providing reusable sharps container programs to its customers who are primarily located in the states of New York and Pennsylvania. SteriLogic also designs, manufactures and markets reusable sharps containers to medical waste service providers who provide reusable sharps container programs to their medical waste customers.

The  acquisition  was  effected  pursuant  to a  Merger  Agreement  and  Plan of
Reorganization dated as of August 16, 2006, by and between the Company, SteriLogic Acquisition Subsidiary, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("Subsidiary"), and SteriLogic, by the merger (the "Merger") of SteriLogic with and into Subsidiary, with Subsidiary continuing as the surviving corporation. At the effective time of the Merger, each share of SteriLogic common stock, par value $0.01 per share, issued and outstanding immediately prior to such time was converted into the right to receive 200 shares of the Company's common stock, par value $0.001 per share ("Merger Shares"), for an aggregate of 1,000,000 Merger Shares.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 4 ACQUISITIONS (continued)

In addition, the Company paid Abele-Kerr Investments, LLC (i) $50,000 in readily available funds, and (ii) a convertible promissory note in the principal amount of $250,000 with simple interest at the annual rate of 8% accruing from the effective time and payable in 12 equal installments of interest only in the amount of $1,666.67 each due monthly beginning on the 30th day after the effective time, and 24 equal installments of principal and interest in the amount of $11,306.82 each due monthly thereafter. The note holder may convert the unpaid principal and interest at any time, but prior to August 16, 2007, into the Company's common stock at $1.50 per share. The Merger consideration may be adjusted downward depending upon the amount of sales or earnings realized by the Company from the customer contracts acquired through the acquisition of SteriLogic for the 12 months following the closing of the transaction. Any such adjustment to the Merger consideration will be deducted 25% from the principal amount of the $250,000 promissory note, and 75% from the Merger Shares, pro rata against each former holder of SteriLogic common stock that received Merger Shares in proportion to the percentage of the Merger Shares received by each such holder, at the rate of $1.50 per share; provided, that the Company may not deduct more than 400,000 Merger Shares with respect to the adjustment. The cash portion of the Merger consideration was funded from working capital. The Merger consideration was determined largely based upon the amount of revenues SteriLogic has generated from its regulated medical waste disposal business and the value of the net assets acquired.

On January 15, 2007, the former owners of SteriLogic and the Company agreed by mutual consent to amend the original Merger Agreement whereby the former owners of SteriLogic agreed to reduce the number of Merger Shares issued by the Company from 1,000,000 to 700,000 shares and to terminate the conversion feature of the $250,000 promissory note issued by the Company as part of the purchase price. As a result of these amendments, the Company recorded a reduction in the purchase price with regard to the SteriLogic acquisition by $264,000 reflecting the return of the 300,000 shares issued by the Company. The corresponding reduction reduced the value assigned to SteriLogic's customer list by $264,000.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 4 ACQUISITIONS (continued)

MedSolutions purchased the following assets in the following table in exchange for the amount paid.

         Description                                 Amount

         Purchase price:

 Cash paid                                      $    50,000
 Promissory note                                    250,000
 MSI Common Stock issued, 1,000,000 shares          880,000
 Acquisition related costs                           87,500
                                                -----------
 Total purchase price                           $ 1,267,500
                                                ===========
 Assets acquired and liabilities assumed:

 Cash                                           $    25,716
 Accounts Receivable, Inventory,
   and other assets                                 155,336
 Equipment at Fair Value                            100,000
 Liabilities assumed                               (321,557)
 Allocation to customer list, to be amortized
over 5 years                                        552,000
 Allocation to goodwill                             756,005
                                                -----------
 Total assets acquired                          $ 1,267,500
                                                ===========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 4 ACQUISITIONS (continued)

Pro Forma Results
-----------------

The following table presents the unaudited pro-forma combined results of operations of the Company for its 2006 results and acquisitions as if they had been combined from the beginning of 2006 and 2005.


                                    Pro forma Combined        Pro forma Combined
                                    For the year ended        for the year ended
                                    December 31, 2006         December 31, 2005


     Revenues:
       Net Sales                        $13,381,088                $12,124,379
                                        ============               ============

       Net income (loss)                $ (670,674)                $   157,744
                                        ============               ============
     Basic net income (loss) per
     common share                       $    (0.03)                $     0.01
                                        ============               ============
     Diluted net income (loss) per
     common share                       $    (0.03)                $     0.01
                                        ============               ============
     Weighted average common shares
     outstanding - basic
                                         23,499,674                 21,296,703
     Weight average common shares       ============               ============
     outstanding - diluted

                                         23,499,674                 22,130,972
                                        ============               ============

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of the beginning of the 2006 and 2005 years, nor are they necessarily indicative of future consolidated results.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                           At December 31,
                                       -----------------------
                                           2006        2005         Useful Life
                                       ----------   ----------      -----------

   Land                                $  151,180    $  151,180          -
   Building                             1,124,276     1,050,711       20 years
   Furniture and equipment              5,117,161     3,785,369     3 to 5 years
                                       ----------    ----------
                                        6,392,617     4,987,260
   Less:  Accumulated depreciation      2,805,851     1,836,756
                                       ----------    ----------
   Property and Equipment, Net         $3,586,766    $3,150,504
                                       ==========    ==========

Depreciation of property and equipment for the years ended December 31, 2006 and 2005 amounted to $969,095 and $501,685, respectively.

NOTE  6 INCOME TAXES

The current year's Federal and State income tax provision consists substantially of minimum taxes. The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations were as follows:



                                          Years Ended
                                          -----------
                                       2006         2005
                                       ----         ----
Statutory federal income tax rate      34.0%        34.0%
State income taxes, net of
     federal income tax benefit         6.0%         6.0%
Adjustment for change in valuation
     allowance                         (40.0)      (40.0%)
                                      ------        -----
                                           -            -
                                      ======        =====


Temporary differences between the financial statement and tax basis of assets and liabilities which give rise to a significant portion of deferred tax assets and deferred tax liabilities were as follows:

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 6 INCOME TAXES (continued)



                                                     Year Ended
                                                     ----------
                                                2006            2005
                                                ----            ----
Deferred Tax Assets:
  Operating loss carryforwards                $8,000,000    $7,500,000
  Accounts receivable allowance                   70,000        28,000
                                               ----------     -------
  Total Tax Assets                            $8,070,000    $7,528,000
                                              ----------    ----------


Deferred Tax Liabilities:
  Fixed Assets                                   $286,000   $ 238,000
  Goodwill and intangibles                        409,000     213,000
                                                   -------     -------
  Total Tax Liabilities                           695,000     451,000
  Less- Valuation Allowance                    (7,375,000) (7,077,000)
                                                   -------     -------
 Net Deferred Tax Asset                         $      -    $       -
                                                   =======     =======


The valuation allowance primarily relates to the Federal and State net operating losses for which utilization in future periods is uncertain. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will not realize all of its tax benefits in the near future and therefore a valuation allowance was established in 2006 in the amount of $7,375,000.

As of December 31, 2006 the Company has approximately $19.9 million of federal and state net operating losses available to offset future taxable income, which if not utilized will expire through 2025. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code, as amended.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 7 ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                 At December 31,
                                            -------------------------
                                             2006               2005
                                            ----------     ----------

        Salaries and other taxes         $  347,545          $  244,268
        Accrued director fees               269,891                   -
        Interest                             27,408             116,598
        Insurance                           169,363             254,042
        Other accrued liabilities           467,236             347,419
                                          ----------          ----------
                                         $1,281,443          $  962,327
                                          ==========          ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 8 LONG-TERM OBLIGATIONS

Long-term obligations are comprised of the following:

                                                      At December 31,
                                                 -----------------------------
                                                      2006              2005
                                                 ----------         ----------

           Bank notes - EMSI facilities          $  511,465          $  505,216
           Installment notes - equipment            864,261             447,364
                                                 ----------          ----------
           Total indebtedness to bank and
             financial institutions               1,375,726             952,580

           Less:  Current maturities                372,552             145,628
                                                 ----------          ----------
                Total Long-Term Obligations      $1,003,174          $  806,952
                                                 ==========          ==========

On August 9, 2006, the Company, through its subsidiary EMSI, secured additional financing from a bank to expand its Houston facility. The facility is currently being used as a transfer facility for the South Texas operations. The expansion will allow EMSI to treat medical waste at the facility once the permitting process is completed from the state of Texas. The total costs of expansion will be approximately $275,000 with $200,000 of those funds coming from bank financing and the remainder from working capital. The promissory note to the bank is payable in 60 monthly installments of $822 in principal plus interest accruing at the Prime Rate as published in the Wall Street Journal from time to time plus 1%, with the balance of the principal and all accrued and unpaid interest due upon maturity of the loan on July 19, 2011. The note is secured by a second lien on the Houston facility and is personally guaranteed by both our President/Chief Executive Officer and our Chairman of the Board. As of December 31, 2006, the Company has drawn $55,634 against the promissory note and the funds were used for the commencement phase of expansion. The amount outstanding at December 31, 2006 is $52,347 and the net carrying value of our Houston facility is approximately $370,000.

On August 3, 2005, the Company, through its subsidiary EMSI, borrowed $325,000 from a bank. The note is secured by a first lien on EMSI's facility in Houston, Texas and accrues interest at a variable rate based on the national prime rate, plus 2.0%, aggregating 10.25% at December 31, 2006. The note is payable in 60 minimum monthly installments of $3,656, including principal and interest, based upon a straight line amortization of 240 payments, and matures on August 3,
2010, with a balloon payment of $243,750. The promissory note is personally guaranteed by our President/Chief Executive Officer. The total amount outstanding at December 31, 2006 is $303,333.

In July 1996, the Company borrowed $367,500 from a bank. The note is secured by a first lien on EMSI's facility in Garland, Texas, and accrues interest at a variable rate based on the national prime rate, plus 0.5%, aggregating 8.75% at December 31, 2006. The note is payable in minimum monthly installments of principal and interest totaling $3,459 and matures in July 2011. The promissory note is personally guaranteed by our President/Chief Executive Officer. The total amount outstanding at December 31, 2006 is $155,785 and the net carrying value of the Garland facility is approximately $263,000.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE  8  LONG-TERM OBLIGATIONS (continued)


The Company is obligated under various installment notes payable for the purchase of equipment with an aggregate cost of $864,261. The notes, which bear interest at rates ranging from 8.0% to 16.1%, are due at various dates through 2011 and are payable in monthly installments totaling approximately $30,549 consisting of principal and interest. The equipment acquired collateralizes the notes.

Aggregate maturities of long-term indebtedness (including the notes payable - stockholders described in Note 9 below) at December 31, 2006 are as follows:



               Year Ended December 31,                             Amount
               ----------------------                            ----------

                     2007                                        $1,351,050
                     2008                                         1,845,110
                     2009                                         1,047,873
                     2010                                           531,812
                     2011 and thereafter                             64,538
                                                                 ----------
                     Total Annual Payments                       $4,840,383

                     Less: Debt Discount                            102,564
                                                                 ----------
                     Total (Net of Discount)                     $4,737,819
                                                                 ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 9 NOTES PAYABLE - STOCKHOLDERS

On March 15, 2006, the Company issued a convertible promissory note in the amount of $500,000 to Tate Investments LLC ("the Investor"). The promissory note is payable in 35 monthly installments of interest only with all principal and interest due on March 31, 2009. The note accrues interest at 10% for the first 12 months, 11% for months 13 through 24 and 12% for months 25 through maturity. The effect of the increasing interest rate under EITF 86-15 "Increasing-Rate Debt" was determined to be de minimus. The Company may prepay a portion or all of the amount outstanding under the terms of the note after March 31, 2007, provided that the Company notify the Investor of the Company's intent to prepay after which, the Investor will have 30 days to convert the note into the Company's Common Stock. The Investor has the right to convert the amount outstanding plus accrued but unpaid interest at the time of conversion. The conversion price agreed to is $0.85 per share during the period beginning March 15, 2006 through March 31, 2007, $1.00 per share during the period beginning April 1, 2007 through March 31, 2008, and $1.15 per share during the period
April 1, 2008 through maturity. The promissory note is secured by two PIWS mobile units, with a net carrying value of $271,867 and is cross-collateralized by the Investor's liens on the Company's accounts receivable and its Garland facility pursuant to the Investment Agreement dated July 15, 2005, between the Company and the Investor ("Investment Agreement"). The proceeds from the promissory note were used by the Company to purchase equipment.

On May 22, 2006, the Company and the Investor agreed to amend the Investment Agreement to lower the conversion price for the $1,000,000 Promissory Note to $0.55 per share from $0.65 per share in exchange for the Investor retroactively (as of July 15, 2005, the date the Investment Agreement was executed) eliminating the requirements for the Company to achieve certain earnings targets thereunder. In connection with the conversion price adjustment, the Company was required to record a beneficial conversion charge of $153,846. The beneficial conversion charge represents the incremental fair value of the impact from lowering the conversion rate and will be amortized over the remaining life of the note. The note accrues interest at 10% and matures on July 15, 2008 when all outstanding principal and accrued interest is due. As of December 31, 2006, the remaining amount of the beneficial conversion charge to amortize was $102,564.

As of December 31, 2006, the total principal amount owed by the Company to the Investor was $1,397,436, net of discount of $102,564.

On October 3, 2006, the Company issued a convertible promissory note to our Chairman of the Board who loaned $100,000 for the purpose of providing working capital to the Company. The promissory note is payable in interest only monthly installments for three months and afterwards, it begins paying 24 equal monthly installments of principal and interest in the amount of $4,707 each. The note accrues interest at 12% and at the option of the holder, any unpaid principal and accrued interest may be converted into Common Stock at the conversion price of $1.00 per share. The note matures on January 3, 2009 at which time all unpaid principal and accrued interest thereon is due.

On December 28, 2006, the Company issued a promissory note to our Chairman of the Board who loaned $175,000 for the purpose of providing equipment financing to the Company. The promissory note is payable in 24 equal monthly installments of principal and interest in the amount of $5,813 each. The note accrues interest at 12% and matures on December 28, 2008.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 9 NOTES PAYABLE - STOCKHOLDERS (continued)


On October 3, 2006, the Company issued a convertible promissory note to one of our directors/shareholders who loaned $100,000 for the purpose of providing working capital to the Company. The promissory note is payable in interest only monthly installments for 24 months at $1,000 per installment. The note accrues interest at 12% and at the option of the holder, any unpaid principal and accrued interest may be converted into Common Stock at the conversion of $1.00 per share. The note matures on October 3, 2008.


NOTE 10 EXTINGUISHMENT OF CONVERTIBLE DEBENTURES

The Company issued an aggregate of $1,100,000 of 15% Convertible Redeemable Subordinated Debentures (the "Series I Debentures") in 1994 and 1995 with a final maturity date of March 31, 1999, and containing a provision for conversion of the Series I Debentures, at the option of the holders thereof, into shares of Common Stock. The Company also issued an aggregate of $256,125 of 10% Convertible Redeemable Debentures ("Series II Debentures," and together with the Series I Debentures, the "Debentures") in 1998 with a maturity date of November 1, 1999, and containing a provision for conversion of the Series II Debentures, at the option of the holders thereof, into shares of Common Stock.

Due to cash constraints, the Company was not able to redeem the Debentures in 1999 pursuant to their respective terms. The Company offered (the "Conversion Offering") the holders of the Debentures the opportunity to convert their Series I Debentures and Series II Debentures into shares of Common Stock at a conversion rate of $1.50 and $1.75, respectively.

Certain holders of Debentures did not respond to the Conversion Offering in 1999, and the offer to convert the Debentures into the Company's Common Stock has since expired and any contractual claims for rights pursuant to the Debentures have been time-barred by the applicable statute of limitations. Accordingly, the Company extinguished the Debentures on November 15, 2006 and any obligation owed under their terms. The Company recorded other income of $40,135 and reversed all accrued interest as a result of extinguishment.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 11 STOCKHOLDERS' EQUITY

Stock Issuances
---------------

During the year ended December 31, 2006, the Company sold 429,500 shares of its Common Stock to new stockholders for a total consideration of $809,000, less $106,132 in transaction costs.

During the year ended December 31, 2006, 186,505 shares of Series A Preferred Stock were converted into 186,505 shares of the Company's Common Stock in accordance with the Certificate of Designation for the Series A Preferred Stock (the "Certificate of Designation"). The terms of the Certificate of Designation required the holders of the Preferred Stock to convert their shares into the Company's Common Stock on a share for share basis on the second anniversary from the date of issuance of the Preferred Stock. The remaining shares of 96,667 shares of Preferred Stock sold under the Certificate of Designation will convert into shares of Common Stock during the 3 month period ended March 31, 2007.

The total amount of dividends declared to the holders of Preferred Stock was $35,500 during the year ended December 31, 2006.

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

The option grants have a contractual life up to ten years. Options for 478,796 and 674,336 shares were granted to directors and employees during 2006 and 2005, respectively. During the year ended December 31, 2006 and 2005, respectively, the Company granted its directors 134,223 and 81,208, respectively, stock options in lieu of payment of director fees. As of December 31, 2006, all stock options outstanding are fully vested. The amount of stock options available for future issuance is 1,671,204 shares as of December 31, 2006.


                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 11 STOCKHOLDERS' EQUITY (continued)


Stock Grants and Options (continued)
------------------------------------

A summary of activity involving options on the Company's common stock follows:


                                                                                                           Aggregate
                                                                                   Weighted Average        Intrinsic
                                                                Number of Options   Exercise Price            Value
                                                                ------------       ------------            ----------

Balance outstanding at December 31, 2004                             268,118             $1.00

Granted                                                              674,336             $0.82
Exercised                                                               --                 --
Cancelled/Expired                                                     92,454             $1.00
                                                                    --------
Balance outstanding at December 31, 2005                             850,000             $0.82           $        0
                                                                                                            ========
Granted                                                              478,796             $0.75
Exercised                                                                -                  -
Cancelled/Expired                                                        -                  -
                                                                    --------            -------
Balance outstanding at December 31, 2006                           1,328,796             $0.80             $106,303
                                                                   =========            =======             ========

Number of options exercisable at December 31, 2006
                                                                   1,328,796             $0.80             $106,303
                                                                   =========             ======             ========



Stock options outstanding at December 31, 2006 for each of the following classes of options, by exercise price, are summarized as follows:

EXERCISE PRICE    NUMBER OF         WEIGHTED-AVERAGE         NUMBER OF OPTIONS
                                      REMAINING
                  OPTIONS           CONTRACTUAL LIFE       CURRENTLY EXERCISABLE
-----------------------------------------------------------------------------
  $1.00           80,164             7.00 years                    80,164
  $1.00           95,500             8.00 years                    95,500
  $1.00           79,173             8.50 years                    79,173
  $0.75          289,736             8.51 years                   289,736
  $0.75          305,427             9.00 years                   305,427
  $0.75          478,796             9.80 years                   478,796

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 12 WASTE MANAGEMENT FACILITY AGREEMENT

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


NOTE 13 COMMITMENTS AND CONTINGENCIES

Risks and Concentrations
------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents, trade accounts receivable and related party notes.

The Company carries $10 million of liability insurance (including umbrella coverage), and $5 million of aggregate pollution and legal liability insurance ($1 million per incident), which the Company considers sufficient to meet regulatory and customer requirements and to protect its employees, assets and operations. The Company's pollution liability insurance excludes liabilities under CERCLA. There can be no assurance that the Company will not face claims under CERCLA or similar state laws resulting in substantial liability for which the Company is uninsured and which could have a material adverse effect on its business.

Lease Obligations
-----------------

Effective February 10, 2005, the Company extended and renewed its lease at its corporate headquarters in Dallas, Texas. The Company has leases for its corporate office and other facilities for terms which expire through December 2012. Minimum annual rentals under the leases are as follows:

                        Years Ended
                        December 31,              Amount
                        ------------            ----------
                           2007                 $   97,547
                           2008                     99,491
                           2009                     99,491
                           2010                    103,118
                           2011                    104,384
                           Thereafter               43,493
                                                ----------
                                                $  547,524
                                                ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE 13 COMMITMENTS AND CONTINGENCIES (continued)


During the year ended December 31, 2002, the Company entered into an operating lease agreement for the use of new vehicles to use in the transportation segment of its business. The monthly lease payments range from $713 to $1,237 and the lease periods range from 60 to 84 months for the vehicles. In addition, the Company pays a per-mile maintenance fee of $0.065 to $0.070 for the use of the vehicles. The following table shows the future minimum operating lease payments that are due under the contracts:

                        Years Ended
                        December 31,                     Amount
                        ------------                   ----------
                           2007                        $  213,378
                           2008                           201,458
                           2009                           121,255
                           2010                            12,138
                           2011 & thereafter                    -
                                                       ----------
                                                       $  548,229
                                                       ==========


Rent expense for all operating leases during the years ended December 31, 2006 and 2005 was $924,029 and $729,045, respectively.

Environmental Matters
---------------------

The Company operates within the medical waste management industry, which is subject to various federal, state and local laws and regulations. Management is not aware of any significant contingent liabilities relative to these activities.

Litigation
----------

The Company operates in a highly regulated industry and are exposed to regulatory inquiries or investigations from time to time. Government authorities can initiate investigations for a variety of reasons. We have been involved in certain legal and administrative proceedings that have been settled or otherwise resolved on terms acceptable to us, without having a material adverse effect on our business.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 13 COMMITMENTS AND CONTINGENCIES (continued)

The Company, EMSI and one of the Company's employees have been named in a civil action filed in the Dallas County Court, Dallas County, Texas as a result of a traffic accident involving one of EMSI's trucks. The complaint, Case No. cc-05-04255-E, was filed on April 8, 2005 and is a civil action titled Kathleen Bohne and David Ross, Independent Executor of the Estate of Robert E. Bohne v. MedSolutions, Inc., EnviroClean Management Services, Inc. and Turner Bruce Yarbrough. The complaint seeks damages from the Company for losses suffered by the plaintiffs as a result of an accidental death. The Company denies responsibility for the claims alleged by the plaintiffs and is vigorously defending the action through its insurance carrier. The Company believes that this lawsuit is adequately covered by insurance; however, to the extent that the amount of any award exceeds the Company's insurance coverage, such excess amounts could have a material impact on the Company's financial condition or results of operations. The plaintiffs are litigating for damages, which could exceed $4.4 million plus punitive damages. The Company maintains $6 million of insurance coverage to cover potential claims. If the suit is settled for an amount exceeding $6 million the Company will be responsible for this excess.

We are also a party to various legal proceedings arising in the ordinary course of business. However, except as described above, there are no legal proceedings pending or, to our knowledge, threatened against us that could adversely affect our financial condition or our ability to carry on the business.

mployment Agreements
---------------------

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

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 13 COMMITMENTS AND CONTINGENCIES (continued)

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


NOTE 14 RELATED PARTY TRANSACTIONS

Related party expenses included in the accompanying consolidated statements of operations are as follows:

                                             Years Ended December 31,
                                          ---------------------------
                                             2006            2005
                                          ----------      ----------

                   Interest expense       $  183,082           $  139,705
                                          ==========           ==========

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 15 SUBSEQUENT EVENTS


On January 1, 2007, the Company issued promissory notes to its directors for payment of their 2006 board compensation. Additional promissory notes were issued to the Chairman of the Board and the President/Chief Executive Officer of the Company for payment of compensation for giving their personal guaranties related to certain indebtedness by the Company to various third parties. The total amount of the promissory notes issued is $292,005 and the notes accrue interest at 12% with final payment of all principal and accrued interest due on July 1, 2007.

On January 2, 2007, the Company issued a promissory note to Tate Investments, LLC, which loaned $175,000 to the Company for equipment expansion purposes. The promissory note bears interest at 12% and is payable in 24 equal monthly installments of principal and interest in the amount of $5,813 each, with the balance of the principal and any accrued and unpaid interest due upon maturity of the note on December 28, 2008.

On January 31, 2007, the Company renewed and extended for six months a $175,000 promissory note to On Call Medical Waste Services, Ltd ("On Call"). The note accrues interest at 12% and is payable in monthly installments of interest only with the principal and any accrued and unpaid interest due upon maturity of the note on July 31, 2007. As consideration for this extension, the Company agreed to enter into an agreement with Medical Waste of North Texas, LLC ("MWNT"), an entity owned by the former owner of On Call, for the Company to treat and dispose of regulated medical waste that is brought to its Garland Facility by MWNT, effective September 1, 2007. The initial term of this agreement is for 24 months, and the agreement automatically renews for additional one-year extensions unless either party notifies the other party in writing at least 30 days but not more than 90 days prior to any such renewal date of its desire not to renew the agreement.

On March 27, 2007, EMSI entered into a $1,500,000 secured, one-year loan and security agreement (the "Loan Agreement") with Park Cities Bank, Dallas, Texas (the "Bank"), and Mr. Matthew H. Fleeger and Mr. Winship B. Moody, Sr. (collectively, the "Guarantors"). The terms of the Loan Agreement provide EMSI with a $1,500,000 revolving line of credit, subject to certain downward adjustments from time to time based upon the value of the collateral securing the line of credit. The performance by EMSI of its obligations under the Loan Agreement is secured by all of EMSI's personal property, including without limitation its account receivables, and a first-lien mortgage deed of trust on EMSI's facility located in Garland, Texas, and is unconditionally guaranteed by the Guarantors. The proceeds of the borrowings under the Loan Agreement may only be used for general corporate purposes, including without limitation providing working capital to EMSI for the purposes of financing its operations, production and marketing and sales efforts, costs related to the expansion of EMSI's business operations, and the acquisition of the assets of businesses engaged in businesses the same as, similar to, or complementary to EMSI's business operations. Borrowings under the Loan Agreement will bear interest at the lesser of (1) a fluctuating rate of interest equal to 1.0% in excess of the prime rate as designated in the Money Rates Section of the Wall Street Journal from time to time or (2) the maximum rate permissible by applicable law. Accrued and unpaid interest under the Loan Agreement is payable on the first day of each month commencing on April 1, 2007. In addition, EMSI paid an

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 15 SUBSEQUENT EVENTS (continued)

origination fee to the Bank in the amount of $15,000. The Loan Agreement contains, among other provisions, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this size, type and purpose. Negative covenants include certain restrictions or limitations on, among other provisions, the incurrence of indebtedness; liens; investments, loans and advances; restricted payments, including dividends; consolidations and mergers; sales of assets (subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course); and changes of ownership or control of EMSI. Affirmative covenants include covenants regarding, among other provisions, financial reporting. The Loan Agreement will mature and expire on April 1, 2008, at which time all outstanding amounts under the Loan Agreement will be due and payable. The outstanding amounts under the Loan Agreement may be prepaid by EMSI at any time without penalty, and any principal amounts borrowed and repaid thereunder may be reborrowed by EMSI prior to the maturity date so long as the aggregate principal amount outstanding at any time does not exceed the $1,500,000 maximum loan commitment (as subject to downward adjustment based on the value of the collateral as described above). Under certain conditions the loan commitment under the Loan Agreement may be terminated by the Bank and amounts outstanding under the Loan Agreement may be accelerated. Bankruptcy and insolvency events with respect to EMSI or either of the Guarantors will result in an automatic termination of lending commitments and acceleration of the indebtedness under the Loan Agreement. Subject to notice and cure periods in certain cases, other events of default under the Loan Agreement will result in termination of lending commitments and acceleration of indebtedness under the Loan Agreement at the option of the Bank.

Such other events of default include failure to pay any principal and/or interest when due, failure to comply with covenants, breach of representations or warranties in any respect, non-payment or acceleration of other material debt of EMSI or the Guarantors, the death of either Guarantor of the termination of either of their guaranties, certain judgments against EMSI or a Guarantor, a material adverse change in the business or financial condition of EMSI or either Guarantor, or if the Bank in good faith deems itself insecure.

On March 1, 2007, the Company provided written notice to the Investor, that the Company intended to prepay in full on April 2, 2007 all outstanding principal and interest owed by the Company to the Investor pursuant to (1) that certain 10% Senior Convertible Note issued by the Company to the Investor on July 15, 2005 in the principal amount of $1,000,000 (the "2005 Note"), and (2) that certain Convertible Secured Promissory Note issued by the Company to the Investor on March 15, 2006 in the principal amount of $500,000 (the "2006 Note," and together with the 2005 Note, the "Notes"). The 2005 Note was issued by the Company in connection with the Investment Agreement. The Company intended to use the proceeds of the Loan Agreement described above to prepay the Notes.

                               MEDSOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 15 SUBSEQUENT EVENTS (continued)

On March 31,  2007,  96,667  shares of the  Company's  Series A 10%  Convertible
Preferred Stock (the "Series A Preferred Stock") were converted into 96,667 shares of the Company's Common Stock in accordance with the Certificate of Designation for the Series A Preferred Stock (the "Certificate of Designation"). The terms of the Certificate of Designation required the holders of the Preferred Stock to convert their shares into the Company's Common Stock on a share for share basis on the second anniversary from the date of issuance of the Series A Preferred Stock. All dividends declared with regard to the issuance of the Series A Preferred Stock have been paid. As of March 31, 2007, there were no shares of Series A Preferred Stock outstanding.

                                  EXHIBIT INDEX

EXHIBIT  NO.               DESCRIPTION

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

     10.24 Employment Agreement dated September 30, 2004 between MedSolutions, Inc. and Lonnie P. Cole, Sr. (the form of which was an exhibit to the Asset Purchase Agreement filed as Exhibit 2.1 to the Company's Form 8-K filed on October 6, 2004, and incorporated herein by reference).*

     10.25 Employment Agreement dated December 30, 2004 between MedSolutions, Inc. and Matthew H. Fleeger (filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2004, and incorporated herein by reference).*

     10.26 Employment Agreement dated February 1, 2005 between MedSolutions, Inc. and J. Steven Evans (filed as Exhibit 10.14 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).* **

     10.27 Employment Agreement dated March 1, 2005 between MedSolutions, Inc. and Alan Larosee (filed as Exhibit 10.15 to the Company's Form 10-QSB filed on November 21, 2005, and incorporated herein by reference).* **

     10.28 Promissory Note dated June 30, 2005 by MedSolutions, Inc. to Ajit S. Brar for $488,149 (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB on August 22, 2005, and incorporated herein by reference).

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

     10.48 Asset Purchase Agreement dated as of November 30, 2005, by and between MedSolutions, Inc. and Positive Impact Waste Solutions, LLC (filed as
Exhibit 2.1 to the Company's Current Report on Form 8-K on December 5, 2005, and incorporated herein by reference).

     10.49 Amendment and Settlement Agreement dated as of June 30, 2006 by and between MedSolutions, Inc. and Positive Impact Waste Solutions, LLC (filed as
Exhibit 10.49 to the Company's Quarterly Report on Form 10-QSB on August 21, 2006, and incorporated herein by reference).

     10.50 Merger Agreement and Plan of Reorganization dated as of August 16, 2006 by and between MedSolutions, Inc., SteriLogic Acquisition Subsidiary, Inc. and SteriLogic Waste Systems, Inc. (filed as Exhibit 10.50 to the Company's Quarterly Report on Form 10-QSB on August 21, 2006, and incorporated herein by reference).

     10.51 Convertible Promissory Note dated October 3, 2006 issued by MedSolutions, Inc. to Winship B. Moody, Sr. for $100,000 (filed as Exhibit 10.51 to the Company's Quarterly Report on Form 10-QSB on November 20, 2006, and incorporated herein by reference).

     10.52 Convertible Promissory Note dated October 3, 2006 issued by MedSolutions, Inc. to Ajit S. Brar for $100,000 (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-QSB on November 20, 2006, and incorporated herein by reference).

     10.53 Loan and Security Agreement dated as of March 27, 2007, by and among EnviroClean Management Services, Inc., Park Cities Bank, Matthew H. Fleeger and Winship B. Moody, Sr. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 2, 2007, and incorporated herein by reference).

     10.54 $1,500,000 Revolving Note issued by EnviroClean Management Services, Inc. to Park Cities Bank on March 27, 2007 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on April 2, 2007, and incorporated herein by reference).

     10.55 Promissory Note dated January 2, 2007 issued by MedSolutions, Inc. to Tate Investments, LLC for $175,000.**

     10.56 Promissory Note dated December 21, 2006 issued by MedSolutions, Inc. to Winship Moody for $175,000.**

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