Form 10QSB
period 2007-03-31
MEDSOLUTIONS INC
filed 2007-05-21
CIK 1144870

As filed with the Securities and Exchange Commission on May 21, 2007


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2007
                         Commission file number: 0-32995

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

The number of shares  outstanding of the issuer's  common stock on May 15, 2007:
                                   26,002,619



Transitional Small Business Disclosure Format (check one): Yes ___ No _X__

                     MEDSOLUTIONS, INC.
                      TABLE OF CONTENTS

Part I.         Financial Information                                       Page
                                                                            ----

    Item 1.     Financial Statements

                Condensed Consolidated Balance Sheets at March 31, 2007
                (Unaudited) and December 31, 2006                              3

                Condensed Consolidated Statements of Operations for the
                Three Month Periods Ended March 31, 2007 and 2006 (Unaudited)  4

                Condensed Consolidated Statements of Stockholders' Equity
                for the Three Month Periods Ended March 31, 2007 (Unaudited)   5

                Condensed Consolidated Statements of Cash Flows for the
                Three Month Periods Ended March 31, 2007 and 2006 (Unaudited)  6

                Notes to Condensed Consolidated Financial
                Statements (Unaudited)                                         7

    Item 2.     Management's Discussion and Analysis or Plan of Operation     17

    Item 3.     Controls and Procedures                                       23

Part II.        Other Information

    Item 1.     Legal Proceedings                                             24

    Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds   24

    Item 5.     Other Information                                             24

    Item 6.     Exhibits                                                      24

    Signatures                                                                29



                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                      March 31,       December 31,
                                                                                        2007              2006
                                                                                     (unaudited)
                                                                                    ------------    ------------

Current Assets:
  Cash                                                                              $       --      $       --
  Accounts receivable - trade, net of allowance of $112,295 and
   $174,989                                                                            2,114,387       1,847,541
  Prepaid expenses and other current assets                                              271,970         366,141
  Supplies                                                                                36,720          26,109
                                                                                    ------------    ------------
      Total Current Assets                                                             2,423,077       2,239,791

Property and equipment - at cost, net of accumulated
  depreciation of $3,075,580 and $2,805,851                                            3,412,520       3,586,766
Intangible assets - Customer list, net of accumulated
  amortization of $1,124,533 and $1,028,993                                            1,048,649       1,408,189
Intangible assets - Goodwill                                                           3,403,025       3,403,025
Intangible assets - permits                                                              179,966         152,749
Other assets                                                                              64,423          46,943
                                                                                    ------------    ------------
      Total Assets                                                                  $ 10,531,660    $ 10,837,463
                                                                                    ============    ============
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations                                       $    353,456    $    372,552
  Accounts payable                                                                     1,213,006       1,507,220
  Accrued liabilities                                                                    695,508       1,281,443
  Current maturities - notes payable to Tate Investments, LLC                             53,084            --
  Current maturities - notes payable to Med-Con                                          110,231         127,703
  Current maturities - notes payable to On Call                                          262,800         294,541
  Current maturities - notes payable to Positive Impact                                   99,672          97,705
  Current maturities - notes payable to Abele-Kerr Investments, LLC                       68,846          38,948
  Current maturities - notes payable stockholders                                        629,823         419,600
                                                                                    ------------    ------------
      Total Current Liabilities                                                        3,486,426       4,139,712

Long-term obligations, less current maturities
Notes payable - Tate Investments, LLC, less current maturities,                        1,461,851       1,003,174
  net of discount of $0 and $102,564
                                                                                         109,606       1,397,436
Notes payable - Med-Con, less current maturities                                         123,743         147,047
Notes payable - Positive Impact, less current maturities                                 308,128         333,796
Notes payable - Abele-Kerr Investments, LLC, less current maturities                     181,154         211,052
Notes payable - stockholders, less current maturities                                    254,191         294,267
                                                                                    ------------    ------------
      Total Liabilities                                                                5,925,099       7,526,484
                                                                                    ------------    ------------
Commitments and Contingencies (Note 1)

Stockholders' Equity:
 Preferred stock (par value $.001) - 100,000,000
   shares authorized at March 31, 2007 and December 31,2006,respectively, 0 shares issued and outstanding at March 31, 2007 and 96,667 shares issued at
   December 31, 2006 (liquidation preference $0 - 2007; $145,001 - 2006)                    --                97
 Common stock (par value $.001) - 100,000,000 shares authorized at March 31, 2007 and December 31,2006; 26,014,819 shares issued and 26,002,619 outstanding at
   March 31, 2007 and 23,792,985 shares issued and 23,780,785 outstanding at
   December 31, 2006                                                                      26,015          23,793
Additional paid-in capital                                                            27,792,483      26,558,608
Accumulated deficit                                                                  (23,193,937)    (23,253,519)
Treasury stock, at cost - 12,200 shares at March 31, 2007
   and December 31, 2006                                                                 (18,000)        (18,000)
                                                                                    ------------    ------------
        Total Stockholders' Equity                                                     4,606,561       3,310,979
                                                                                    ------------    ------------
        Total Liabilities and Stockholders' Equity                                  $ 10,531,660    $ 10,837,463
                                                                                    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.



                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the Three Months Ended
                                                                          March 31,
                                                                --------------------------
                                                                        (Unaudited)
                                                                   2007             2006
                                                               ------------    ------------

Revenues:
Sales                                                          $  3,762,330    $  3,188,754
Cost of revenues*                                                 2,195,409       1,759,621
                                                               ------------    ------------
Gross profit                                                      1,566,921       1,429,133

Operating expenses:
 Selling, general and administrative expenses                       870,038         815,110
 Depreciation and amortization                                      365,268         306,443
                                                               ------------    ------------
Total operating expenses                                          1,235,306       1,121,553
                                                               ------------    ------------
Income from operations                                              331,615         307,580

Other (income) expenses:
 Interest expense                                                   272,033          97,180
                                                               ------------    ------------
                                                                    272,033          97,180
                                                               ------------    ------------
Net income                                                     $     59,582    $    210,400

Preferred stock dividend                                               --           (10,625)
                                                               ------------    ------------
Net income applicable to common stock                          $     59,582    $    199,775
                                                               ============    ============
Basic net income per common share                              $        .00    $        .01
                                                               ============    ============
Diluted net income per common share                            $        .00    $        .01
                                                               ============    ============
Weighted average common shares
  used in basic income
  per share                                                      23,530,785      21,924,656
                                                               ============    ============
Weighted average common shares
  and dilutive securities used in diluted
  income per share                                               23,802,651      24,047,014
                                                               ============    ============






See Notes to Condensed Consolidated Financial Statements

* - Excludes depreciation of $269,729 and $206,704 for the three months ended March 31, 2007 and 2006, respectively.


                               MEDSOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   (Unaudited)


                                                         MSI Preferred Stock
                                                             Series A                 MSI Common Stock
                                                     ----------------------        ----------------------
                                                       Shares        Amount         Shares         Amount
                                                    ----------     ----------     ----------     ----------

 Three Months Ended March 31, 2007:
 (Unaudited)
 ---------------------------------

Balance - December 31, 2006                            96,667    $        97     23,792,985    $    23,793
MSI preferred stock converted into common stock       (96,667)           (97)        96,667             97
MSI common stock returned due to SteriLogic
   settlement                                            --             --         (300,000)          (300)
MSI convertible debt converted into common
   stock                                                 --             --        2,425,167          2,425

Net income                                               --             --             --             --
                                                  -----------    -----------    -----------    -----------
Balance - March 31, 2007                                 --      $      --       26,014,819    $    26,015
                                                  ===========    ===========    ===========    ===========




                                                     ****************************


                                                    Additional
                                                     Paid-in       Accumulated        Treasury
                                                     Capital       Deficit             Stock          Total
                                                   -----------     ------------      ---------     ------------

Three Months Ended March 31, 2007:
(Unaudited)
---------------------------------

Balance - December 31, 2006                        $ 26,558,608    $(23,253,519)   $    (18,000)   $  3,310,979
MSI preferred stock converted into
  common stock                                             --              --              --              --
MSI common stock returned due to
  SteriLogic settlement                                (263,700)           --              --          (264,000)
MSI convertible debt converted into
  common stock                                        1,497,575            --              --         1,500,000

Net income                                                 --            59,582            --            59,582
                                                   ------------    ------------    ------------    ------------
Balance - March 31, 2007                           $ 27,792,483    $(23,193,937)   $    (18,000)   $  4,606,561
                                                   ============    ============    ============    ============





            See Notes to Condensed Consolidated Financial Statements




                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     For the Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                            (Unaudited)
                                                                      2007                2006
                                                                  -----------         -----------

  CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                  $    59,582          $   210,400
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Depreciation and amortization                               365,269              306,443
        Provision for bad debts                                      30,000                3,000
        Equity compensation for director fees                             -               23,930
        Finance fees paid in common stock                                 -                9,558
        Amortization of finance fees and debt discount              124,319                    -
      Changes in assets (increase) decrease:
        Accounts receivable                                        (353,323)            (288,755)
        Supplies                                                    (10,611)              (9,275)
        Prepaid expenses and other current assets                   138,320               36,286
        Other non-current assets                                    (50,397)             (14,613)
      Changes in liabilities increase (decrease)
        Accounts payable and accrued liabilities                   (545,547)            (143,304)
                                                                -----------          -----------
        NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                               (242,388)             133,670
                                                                -----------          -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                             (89,783)            (265,435)
                                                                -----------          -----------
        NET CASH USED IN INVESTING ACTIVITIES                       (89,783)            (265,435)
                                                                -----------          -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                    -              260,000
    Proceeds from note payable - stockholder                        175,000              600,000
    Cash paid for transaction costs associated with
      equity transactions                                                 -              (30,321)
    Dividend on preferred stock                                      (3,625)             (10,625)
    Finance fees paid for new debt                                  (32,892)                   -
    Payments on long-term obligations to stockholders              (245,893)            (369,629)
    Payments on advances to stockholders                                  -              (10,215)
    Advances on long-term obligations to others                     669,062                    -
    Payments on long-term obligations to others                    (229,481)             (51,251)
                                                                -----------          -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                   332,171              387,959
                                                                -----------          -----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                              -               256,194

  CASH AND CASH EQUIVALENTS - BEGINNING                                  -                    -
                                                                -----------          -----------
  CASH AND CASH EQUIVALENTS - END                               $        -           $   256,194
                                                                ===========          ===========


  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                               $  138,954           $   110,650
                                                                ===========          ===========
    Income taxes paid                                           $    -               $    -
                                                                ===========          ===========
    Common stock reclaimed in connection to clawback
      provision regarding SteriLogic acquisition                $   264,000          $    -
                                                                ===========          ===========
    Notes payable converted into MSI common stock               $ 1,500,000          $    -
                                                                ===========          ===========


            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. Business and Operations

Description of Business
MedSolutions, Inc. ("MSI" or the "Company") was incorporated in Texas in 1993, and through its subsidiary, EnviroClean Management Services, Inc. ("EMSI"), principally collects, transports and disposes of regulated medical waste in north Texas, south Texas, Oklahoma, Louisiana, Kansas, Arkansas and Missouri. MSI markets, through its wholly-owned subsidiary SharpsSolutions, Inc. ("Sharps"), a reusable sharps container service program to healthcare facilities that we expect will virtually eliminate the current method of utilizing disposable sharps containers. Another subsidiary of MSI, ShredSolutions, Inc. ("Shred"), markets a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information ("PHI") and other confidential documents, primarily those generated by health care providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). The Company operates another wholly owned subsidiary, Positive Impact Waste Servicing, Inc. ("PIWS"), which uses mobile treatment equipment to treat and dispose of regulated medical waste on site at various healthcare facilities. SteriLogic Waste Systems, Inc. ("SteriLogic"), in Syracuse, New York, another wholly owned subsidiary of MSI, services RMW and Sharps customers in the New York and Pennsylvania markets. SteriLogic also designs, manufactures and markets reusable sharps containers to medical waste service providers who provide a reusable sharps container program to their medical waste customers.

On May 14, 2007, a Texas jury found EMSI liable for approximately $9.8 million in actual damages and $10 million in punitive damages in connection with a 2004 traffic accident involving one of EMSI's trucks. Approximately $5.4 million of such damages are covered by EMSI's insurance coverage. The Company has been advised that the punitive damages awarded by the jury will be reduced by the trial court under applicable Texas law to between approximately $1.3 and $2.1 million. Although a judgment has not yet been entered by the trial court, the Company intends through its insurance provider, Zurich American Insurance ("Zurich"), to vigorously appeal the judgment. This process is likely to take considerable time. If the Company is unsuccessful or only partially successful on appeal, to the extent that the amount of any award exceeds EMSI's insurance coverage, the Company has been advised by its counsel that EMSI has a valid Stowers claim against Zurich that, pursuant to applicable Texas law, should result in Zurich's being held responsible for the amount of any award in excess of the policy limits. If such a claim against Zurich were unsuccessful, any amount of the final award to the plaintiffs in excess of EMSI's insurance coverage could have a material adverse impact on the Company's financial condition and results of operations. The financial statements do not include any adjustment which may result from this significant uncertainty should the Company not be successful in the appeals process and/or its Stowers claim against Zurich.



NOTE 2. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 16, 2007, for the year ended December 31, 2006.

The accompanying consolidated financial statements include the accounts of the Company, its principally owned subsidiary, EMSI, and wholly owned subsidiaries, Shred, Sharps, PIWS, SteriLogic and EnviroClean Transport Services, Inc. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At March 31, 2007, no impairment exists.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair value. Pro forma disclosure is no longer an alternative to financial statement recognition. The adoption of this standard had no effect on operations for the three months ended March 31, 2007 as the Company did not issue any options during the period and all outstanding options previously issued have already vested.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. During the three months ended March 31, 2007 and 2006, no options were granted. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. The total number of stock options outstanding as of March 31, 2007 and December 31, 2006, was 1,328,796.


Net Income Per Share of Common Stock

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

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding unless such combination of shares and dilutive securities were determined to be anti-dilutive. The numerator and denominator for basic and diluted earnings per share ("EPS") consist of the following:

                                                                                  At March 31,    At March 31,
                                                                                      2007           2006
                                                                                ---------------- ----------------


          Numerator:
   Net income                                                                   $     59,582   $    210,400
   Convertible preferred stock dividends                                                --          (10,625)
   Numerator for basic earnings per share - income available to                 ------------   ------------
     common stockholders                                                              59,582        199,775

   Effect of dilutive securities:
     Preferred stock dividends                                                          --           10,625
     Convertible notes payable                                                         6,509         29,435
                                                                                ------------   ------------
                                                                                       6,509         40,060
                                                                                ------------   ------------
      Numerator for diluted earnings per share - income available to common
         stockholders after assumed conversions                                 $     66,091   $    239,835

Denominator:
   Denominator for basic earnings per share - weighted average shares             23,530,785     21,924,656

   Effect of dilutive securities:
     Convertible accrued salaries                                                       --           53,084
     Stock options                                                                    54,378           --
     Preferred convertible stock                                                        --          283,172
    Convertible debentures and unpaid interest                                          --           59,229
     Note payable to stockholders and accrued interest                               217,488      1,710,660
     Advances from stockholders                                                         --           16,213
                                                                                ------------   ------------
        Total potentially dilutive securities                                        271,866      2,122,358

Denominator for diluted earnings per share - adjusted weighted average shares
     and assumed conversions                                                      23,802,651     24,047,014
                                                                                ============   ============
Basic earnings per share                                                        $        .00   $        .01
                                                                                ============   ============
Diluted earnings per share                                                      $        .00   $        .01
                                                                                ============   ============






For the three months ended March 31, 2007 and 2006, 254,837 and 1,132,740 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Effective   January  1,  2007,  the  company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses".

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002.

The adoption of the provisions of FIN 48 did not have a material impact on the company's consolidated financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $7.4 million as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $19.4 million, available to offset future taxable income through 2025.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

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

NOTE 4. Acquisitions

SteriLogic Waste Systems, Inc. ("SteriLogic")

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

On January 15, 2007, the former owners of SteriLogic and the Company agreed by mutual consent to amend the original Merger Agreement whereby the former owners of SteriLogic agreed to reduce the number of Merger Shares issued by the Company from 1,000,000 to 700,000 shares and to terminate the conversion feature of the $250,000 promissory note issued by the Company as part of the purchase price. As a result of these amendments, the Company recorded a reduction in the purchase price in accordance with the original Merger Agreement of $264,000 reflecting the return of the 300,000 shares issued by the Company. The corresponding reduction reduced the value assigned to SteriLogic's customer list by $264,000.

Pro Forma Results


The following table presents the pro-forma combined results of operations of the Company and SteriLogic for the period ended March 31, 2006 as if they had been combined from the beginning of 2006.


                                                              Pro forma
                                                              Combined
                                                              At March
                                                              31, 2006


         Revenues:
           Net Sales                                         $  3,479,732
                                                             ============

           Net income                                        $   153,817
                                                             ============
         Basic net income (loss) per common share            $    0.01
                                                             ============
         Diluted net income (loss) per common share          $    0.01
                                                             ============


         Weighted average common shares outstanding -
         basic                                                22,624,656
                                                             ============

         Weighted average common shares outstanding -
         diluted                                              24,747,014
                                                             ============




The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of the beginning of the 2006 year, nor are they necessarily indicative of future consolidated results.

NOTE 5. Goodwill and Intangibles

As of March 31, 2007, goodwill totaled $3,403,025. This amount is a result of seven acquisitions where goodwill was recorded in six of those acquisitions as part of the purchase price. With regard to the AmeriTech Environmental, Inc. ("ATE") acquisition, closed on November 7, 2003, goodwill was recorded in the amount of $969,387. With regard to the B. Bray Medical Waste Service ("Bray") acquisition, closed on January 1, 2004, goodwill was recorded in the amount of $3,600. Our third acquisition, Med-Con Waste Solutions, Inc. ("Med-Con"), was closed on September 30, 2004 and goodwill was recorded in the amount of $522,186. Our fourth acquisition, On Call Medical Waste, Ltd. ("On Call"), was closed on August 29, 2005 and goodwill was recorded in the amount of $653,922. Our sixth acquisition, Positive Impact Waste Solutions, Ltd. ("PIWS") was closed on November 30, 2005 and goodwill was originally recorded in the amount of $447,926. The goodwill assigned to the PIWS acquisition was subsequently increased by $50,000 to $497,926 during the quarter ended September 30, 2006 due to additional estimated acquisition costs. Our seventh acquisition, SteriLogic was closed on August 16, 2006 and $756,004 was assigned to goodwill based upon an independent appraisal of the intangible assets acquired. All of the goodwill associated with these acquisitions is deductible for income tax purposes.

As of March 31, 2007, intangible assets were $2,173,182, net of accumulated amortization of $1,124,533, and consisted almost entirely of customer lists recorded from the acquisitions mentioned above. All values assigned to customer list were derived by independent appraisals and were assigned lives of 5 years over which to amortize the assigned cost.

The amortization of customer lists for the 5 years ending December 31, 2011 is as follows:

              Year Ended December 31,                     Amount
              --------------------------               ----------

                       2007                            $  285,919
                       2008                               354,708
                       2009                               243,579
                       2010                               138,577
                       2011                                25,867
                                                       ----------
                                                       $1,048,649
                                                       ==========

As of March 31, 2007, no impairment test was performed on the Company's goodwill and customer list as no triggering events had occurred that would indicate possible impairment


NOTE 6. Accrued Liabilities

     Accrued liabilities consist of the following:

                                     March 31,      December 31,
                                   -----------      -----------
                                      2007             2006
                                   (Unaudited)
                                   ----------       ----------

Salaries and payroll taxes        $  299,203        $  347,545
Accrued director fees                 59,500           269,891
Interest                              36,168            27,408
Insurance                               --             169,363
Other accrued liabilities            300,637           467,236
                                  ----------        ----------
                                  $  695,508        $1,281,443
                                  ==========        ==========

NOTE 7. Notes Payable - Stockholders

On January 1, 2007, the Company issued promissory notes to its directors for payment of their 2006 board compensation. Additional promissory notes were issued to the Chairman of the Board and the President/Chief Executive Officer of the Company for payment of compensation. The total amount of the promissory notes issued is $292,005 and the notes accrue interest at 12% with final payment of all principal and accrued interest due on July 1, 2007.

On January 2, 2007, the Company issued a promissory note to Tate Investments, LLC, which loaned $175,000 to the Company for equipment expansion purposes. The promissory note bears interest at 12% and is payable in 36 equal monthly installments of principal and interest in the amount of $5,813 each, with the balance of the principal and any accrued and unpaid interest due upon maturity of the note on December 28, 2009.

On January 31, 2007, the Company renewed and extended for six months a $175,000 promissory note to On Call Medical Waste Services, Ltd ("On Call"). The note accrues interest at 12% and is payable in monthly installments of interest only with the principal and any accrued and unpaid interest due upon maturity of the note on July 31, 2007. Simultaneously, the Company agreed to enter into an agreement with Medical Waste of North Texas, LLC ("MWNT" an entity owned by the former owner of On Call) for the Company to treat and dispose of regulated medical waste that is brought to its Garland Facility by MWNT, effective September 1, 2007. The initial term of this agreement is for 24 months, and the agreement automatically renews for additional one-year extensions unless either party notifies the other party in writing at least 30 days but not more than 90 days prior to any such renewal date of its desire not to renew the agreement.

NOTE 8. Working Capital Loan

On March 27, 2007, EMSI entered into a $1,500,000 secured, one-year loan and security agreement (the "Loan Agreement") with Park Cities Bank, Dallas, Texas (the "Bank"), and Mr. Matthew H. Fleeger, our President and CEO, and Mr. Winship
B. Moody, Sr., our Chairman of the Board (collectively, the "Guarantors"). The terms of the Loan Agreement provide EMSI with a $1,500,000 revolving line of credit, subject to certain downward adjustments from time to time based upon the value of the collateral securing the line of credit. The performance by EMSI of its obligations under the Loan Agreement is secured by all of EMSI's personal property, including without limitation its account receivables, and a first-lien mortgage deed of trust on EMSI's facility located in Garland, Texas, and is unconditionally guaranteed by the Guarantors. The proceeds of the borrowings under the Loan Agreement may only be used for general corporate purposes, including without limitation providing working capital to EMSI for the purposes of financing its operations, production and marketing and sales efforts, costs related to the expansion of EMSI's business operations, and the acquisition of the assets of businesses engaged in businesses the same as, similar to, or complementary to EMSI's business operations. Borrowings under the Loan Agreement will bear interest at the lesser of (1) a fluctuating rate of interest equal to 1.0% in excess of the prime rate as designated in the Money Rates Section of the Wall Street Journal from time to time or (2) the maximum rate permissible by applicable law. Accrued and unpaid interest under the Loan Agreement is payable on the first day of each month commencing on April 1, 2007. In addition, EMSI paid an origination fee to the Bank in the amount of $15,000. The Loan Agreement contains, among other provisions, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this size, type and purpose. Negative covenants include certain restrictions or limitations on, among other provisions, the incurrence of indebtedness; liens; investments, loans and advances; restricted payments, including dividends; consolidations and mergers; sales of assets (subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course); and changes of ownership or control of EMSI. Affirmative covenants include covenants regarding, among other provisions, financial reporting. The Loan Agreement will mature and expire on April 1, 2008, at which time all outstanding amounts under the Loan Agreement will be due and payable. The outstanding amounts under the Loan Agreement may be prepaid by EMSI at any time without penalty, and any principal amounts borrowed and repaid thereunder may be reborrowed by EMSI prior to the maturity date so long as the aggregate principal amount outstanding at any time does not exceed the $1,500,000 maximum loan commitment (as subject to downward adjustment based on the value of the collateral as described above). Under certain conditions the loan commitment under the Loan Agreement may be terminated by the Bank and amounts outstanding under the Loan Agreement may be accelerated. Bankruptcy and insolvency events with respect to EMSI or either of the Guarantors will result in an automatic termination of lending commitments and acceleration of the indebtedness under the Loan Agreement. Subject to notice and cure periods in certain cases, other events of default under the Loan Agreement will result in termination of lending commitments and acceleration of indebtedness under the Loan Agreement at the option of the Bank. Such other events of default include failure to pay any principal and/or interest when due, failure to comply with covenants, breach of representations or warranties in any respect, non-payment or acceleration of other material debt of EMSI or the Guarantors, the death of either Guarantor or the termination of either of their guaranties, certain judgments against EMSI or a Guarantor, a material adverse change in the business or financial condition of EMSI or either Guarantor, or if the Bank in good faith deems itself insecure. At March 31, 2007, the Company owed $572,663 and had $927,337 of additional advances available under the Loan Agreement.


NOTE 9. Stockholders' Equity

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

Tate Investments, LLC ("Investor")

On March 1, 2007, the Company provided written notice to the Investor, that the Company intended to prepay in full on April 2, 2007 all outstanding principal and interest owed by the Company to the Investor pursuant to (1) that certain
10% Senior  Convertible  Note issued by the Company to the  Investor on July 15,
2005 in the principal amount of $1,000,000 (the "2005 Note"), and (2) that certain Convertible Secured Promissory Note issued by the Company to the Investor on March 15, 2006 in the principal amount of $500,000 (the "2006 Note," and together with the 2005 Note, the "Notes"). The Company was going to use proceeds from the Loan Agreement to prepay the Notes. In lieu of prepayment, the Investor elected to convert his Notes into the Company's Common Stock in accordance with the terms of the Investment Agreement entered into by the Company and the Investor. On March 30, 2007, the Company issued 2,406,417 shares of Common Stock to the Investor in exchange for the cancellation of the Notes.

Stock Grants and Options

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

Stock Grants and Options (continued)

A summary of activity involving options on the Company's common stock follows:

                                                       Number of Options      Weighted Average         Aggregate
                                                                              Exercise  Price        Intrinsic Value
                                                       -----------------      --------------         ----------------

Balance outstanding at December 31, 2006                  1,328,796              $0.80                  $139,615
                                                                                                        ========
Granted                                                         -                  -
Exercised                                                       -                  -
Cancelled/Expired                                               -                  -
                                                           --------            -------
Balance outstanding at March 31, 2007                     1,328,796              $0.80                  $ 42,958
                                                          =========            =======                  ========

Number of options exercisable at March 31, 2007           1,328,796              $0.80                  $ 42,958
                                                          =========            =======                  ========


Stock options outstanding at March 31, 2007 for each of the following classes of options, by exercise price, are summarized as follows:

EXERCISE PRICE    NUMBER OF       WEIGHTED-AVERAGE          NUMBER OF OPTIONS
                                     REMAINING
                  OPTIONS        CONTRACTUAL LIFE         CURRENTLY EXERCISABLE
-----------------------------------------------------------------------------
   $1.00           80,164           6.75 years                   80,164
   $1.00           95,500           7.75 years                   95,500
   $1.00           79,173           8.25 years                   79,173
   $0.75          289,736           8.26 years                  289,736
   $0.75          305,427           8.75 years                  305,427
   $0.75          478,796           9.55 years                  478,796



NOTE 10. Related Party Transactions

For the three months ended March 31, 2007 and 2006, the Company paid interest expense to related parties in the amount of $67,050 and $37,691 respectively.

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

Our revenues were $3,762,330 for the three months ended March 31, 2007 (unaudited). We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small quantity generators" or "SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium quantity generators" or "MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large quantity generators" or "LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with SQG's generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with MQG's and LQG's, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At March 31, 2007, we served approximately 10,000 customers.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues. Our revenues increased $573,576, or 18.0% to $3,762,330 during the three months ended March 31, 2007 from $3,188,754 during the three months ended March 31, 2006. The increase in revenue was attributed in part to the SteriLogic acquisition completed in August 2006 that increased revenue by approximately $360,000 during the current period plus additions in revenue from new business from Sharps and EnviroSafe customers and new customers in the Missouri market. However, the increases in revenue for the three months ended March 31, 2007 were partially offset by a loss of revenue from two LQG customers in our South Texas market during the second fiscal quarter of 2006.

Cost of Revenues. Our cost of revenues increased $435,788 or 24.8% to $2,195,409 during the three months ended March 31, 2007 from $1,759,621 during the three months ended March 31, 2006. Gross margin for the Company decreased to 41.6% for the three months ended March 31, 2007 from 44.8% for the three months ended March 31, 2006. The increase in cost of revenues was caused by new cost of revenues associated with the SteriLogic acquisition, increases in transportation costs primarily in Kansas and Missouri as we expand in those markets, and higher processing costs as we use third party vendors to process our customer waste from South Texas.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased $54,928, or 6.7% to $870,038 during the three months ended March 31, 2007 from $815,110 during the three months ended March 31, 2006. The increase was primarily caused by new selling, general and administrative expenses associated with the SteriLogic acquisition.

Depreciation and Amortization. Depreciation and amortization increased by $58,825 or 19.2% to $365,268 during the three months ended March 31, 2007 from $306,443 during the three months ended March 31, 2006. The primary cause for the increase was from higher depreciation expense resulting from the purchases of fixed assets in 2006 related to new equipment purchased to expand and service new Sharps business and assets purchased related to the SteriLogic acquisition.

Interest expense. Our interest expense increased $174,853 or 179.9% to $272,033 during the three months ended March 31, 2007 from $97,180 during the three months ended March 31, 2006. Interest expense increased significantly due to the immediate expense of deferred financing fees related to the Tate notes that were converted into the Company's Common Stock on March 31, 2007. The excess amount of deferred financing fees charged to interest expense during the current period was approximately $104,000. Other increases to interest expense were due to additional debt issued by the Company to stockholders for working capital and new equipment financing plus new debt issued to the sellers of SteriLogic for part of the acquisition purchase price.

Net income. Net income decreased $150,818 or 71.7% to $59,582 during the three months ended March 31, 2007 from $210,400 during the three months ended March 31, 2006. Our net income decreased in 2007 due to the factors described above.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures

Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, proceeds from sales of our Common Stock through private offerings to certain individuals, primarily existing stockholders, and proceeds from loans and advances received from certain stockholders. Revenues during the three months ended March 31, 2007 were approximately $191,000 per month higher than the comparable monthly average revenue for 2006. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services.

Historically, we have met our cash requirements based on a combination of revenues from operations, stockholder loans and advances, and proceeds from the sale of debt and equity securities. Based on the results for the three months ended March 31, 2007 and the remaining projected operations for 2007, management believes cash to be generated from operations and funds raised from other alternative sources if needed, will be sufficient to satisfy the Company's historical and current cash obligations.

Discussion of Liquidity

March 31, 2007 Compared to December 31, 2006

At March 31, 2007, our working capital deficit was $1,063,349 compared to a working capital deficit of $1,899,921 at December 31, 2006, a favorable increase of $836,572 for the three month period ended March 31, 2007. The increase in working capital was primarily caused by the new long term working capital loan provided to the Company by Park Cities Bank. Other increases were from increased accounts receivable resulting from higher revenue during the three month period ended March 31, 2007 versus 2006 and from the conversion of the Investor debt into the Company's Common Stock.

March 31, 2007 Compared to March 31, 2006

Net cash used in operating activities was $242,388 during the three months ended March 31, 2007 as compared to net cash provided of $133,670 during the three months ended March 31, 2006. The decrease in cash provided in operating activities was due to increases in our net accounts receivable and reducing our accounts payable and accrued liabilities during the period.

Net cash used in investing activities during the three months ended March 31, 2007, was $89,783 attributable to additions to property and equipment compared to $265,435 during the three months ended March 31, 2006.

Net cash provided by financing activities was $332,771 during the three months ended March 31, 2007 compared to $387,959 during the three months ended March
31, 2006. Proceeds from advances from the working capital loan totaled approximately $669,000 and a new stockholder loan of $175,000 contributed to the cash provided by financing activities during the current period but were offset by payments on existing debt to stockholders and other bank financing of approximately $508,000 for the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company sold $260,000 in Common Stock and issued $600,000 in new debt to stockholders which was offset by approximately $420,000 in payments to stockholders and third parties on existing debt.

Net cash did not change during the three months ended March 31, 2007 based upon the factors discussed above.

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

At December 31, 2006, $155,785 of our bank debt was secured by a first lien on our Garland facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (8.75% at December 31, 2006). The note is payable in minimum monthly installments of principal and interest totaling $3,459, matures in July 2011, and is guaranteed by our President/Chief Executive Officer. The net carrying value of the Garland facility is approximately $263,000. This loan was replaced on March 27, 2007 by the $1,500,000 loan and security agreement with Park Cities Bank.

At December 31, 2006, $303,333 of our bank debt was secured by a first lien on our Houston facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 2.0% (10.25% at December 31, 2006). The promissory note is payable in 60 equal monthly installments of principal and interest in the amount of $1,354 each. The promissory note matures on August 3, 2010 with a balloon payment of $243,750, and is guaranteed by our President/Chief Executive Officer.

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


Material Commitments For Capital Expenditures

We currently have no material commitments for capital expenditures at this time.

Other Matters

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

Effective   January  1,  2007,  the  company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses".

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002.

The adoption of the provisions of FIN 48 did not have a material impact on the company's consolidated financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $7.4 million as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $19.4 million, available to offset future taxable income through 2025.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

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

For the three month period ended March 31, 2007, the Company recorded an expense of $114,893 with regard to the operating lease for our transportation equipment and the same amount was included as a cash outlay in our statement of cash flow. $22,370 was recorded as an expense with regard to our corporate headquarter lease and $22,370 was included as a cash outlay in our statement of cash flow. No revenue was realized as a result of these operating leases.

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

     (b)  Internal Control Over Financial Reporting

During 2006, the Company detected a misappropriation of approximately $42,000 in cash by an employee of the Company. The Company terminated the employee and is pursuing civil and criminal action. The Company modified its internal control procedures in 2007 to appropriately safeguard assets and to prevent any future occurrences of this nature. Other than as described in the immediately preceding sentence, during the three months ended March 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

     Item 1. Legal Proceedings


On May 14, 2007, a Texas jury found EMSI liable for approximately $9.8 million in actual damages and $10 million in punitive damages in connection with a 2004 traffic accident involving one of EMSI's trucks. Approximately $5.4 million of such damages are covered by EMSI's insurance coverage. The Company has been advised that the punitive damages awarded by the jury will be reduced by the trial court under applicable Texas law to between approximately $1.3 and $2.1 million. Although a judgment has not yet been entered by the trial court, the Company intends through its insurance provider, Zurich American Insurance ("Zurich"), to vigorously appeal the judgment. This process is likely to take considerable time. If the Company is unsuccessful or only partially successful on appeal, to the extent that the amount of any award exceeds EMSI's insurance coverage, the Company has been advised by its counsel that EMSI has a valid Stowers claim against Zurich that, pursuant to applicable Texas law, should result in Zurich's being held responsible for the amount of any award in excess of the policy limits. If such a claim against Zurich were unsuccessful, any amount of the final award to the plaintiffs in excess of EMSI's insurance coverage could have a material adverse impact on the Company's financial condition and results of operations. The financial statements do not include any adjustment which may result from this significant uncertainty should the Company not be successful in the appeals process and/or its Stowers claim against Zurich.



     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2007, 96,667 shares of the Company's Series A Preferred Stock were converted into 96,667 shares of the Company's Common Stock in accordance with the Certificate of Designation for the Series A Preferred Stock (the "Certificate of Designation"). The terms of the Certificate of Designation required the holders of the Series A Preferred Stock to convert their shares into the Company's Common Stock on a share for share basis on the second anniversary from the date of issuance of the Series A Preferred Stock. On March 30, 2007, the outstanding principal amount of all convertible debt issued by the Company to Tate Investments, LLC was converted at the election of Tate Investments, LLC into 2,406,417 shares of Common Stock. The transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

     Item 5. Other Information

There were no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors during the first quarter of 2007.

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

     10.55 Promissory Note dated January 2, 2007 issued by MedSolutions, Inc. to Tate Investments, LLC for $175,000.

     10.56 Promissory Note dated December 21, 2006 issued by MedSolutions, Inc. to Winship Moody for $175,000.

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


                                                  MEDSOLUTIONS, INC.


Dated:  May 21, 2007                              By: /S/  Matthew H. Fleeger
                                                  ---------------------------
                                                  Matthew H. Fleeger, President,
                                                  and Chief Executive Officer



Dated:  May 21, 2007                              By: /S/  J. Steven Evans
                                                  ------------------------
                                                  J. Steven Evans,
                                                  Vice President of Finance