Form 10QSB
period 2007-06-30
MEDSOLUTIONS INC
filed 2007-08-20
CIK 1144870

As filed with the Securities and Exchange Commission on August 20, 2007


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2007
                         Commission file number: 0-32995

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

The number of shares outstanding of the issuer's common stock on August 15, 2007: 26,470,645



Transitional Small Business Disclosure Format (check one): Yes ___ No _X__

                               MEDSOLUTIONS, INC.
                                TABLE OF CONTENTS

Part I.             Financial Information                                   Page
                                                                            ----

    Item 1.         Financial Statements

                    Condensed Consolidated Balance Sheets at June 30, 2007
                    (Unaudited) and December 31, 2006                          3

                    Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006
                    (Unaudited)                                                4

                    Condensed Consolidated Statements of Stockholders'
                    Equity for the Six Month Period Ended June 30, 2007
                    (Unaudited)                                                5

                    Condensed Consolidated Statements of Cash Flows for
                    the Six Month Periods Ended June 30, 2007 and 2006
                    (Unaudited)                                            6 - 7

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                                     8

    Item 2.         Management's Discussion and Analysis or Plan
                    of Operation                                              19

    Item 3.         Controls and Procedures                                   25

Part II.            Other Information

    Item 1.         Legal Proceedings                                         26

    Item 2.         Unregistered Sales of Equity Securities and
                    Use of Proceeds                                           26

    Item 5.         Other Information                                         26

    Item 6.         Exhibits                                                  26

    Signatures                                                                31



                               MEDSOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                                      June 30,      December 31,
                                                                                        2007            2006
                                                                                    ------------    ------------
Current Assets:                                                                     (unaudited)


  Cash                                                                              $       --      $       --
  Accounts receivable - trade, net of allowance of $119,300 and
    $174,989                                                                           2,457,423       1,847,541
  Prepaid expenses and other current assets                                              136,677         366,141
  Supplies                                                                                67,448          26,109
                                                                                    ------------    ------------
       Total Current Assets                                                            2,661,548       2,239,791

Property and equipment - at cost, net of accumulated
  depreciation of $3,348,863 and $2,805,851                                            3,319,745       3,586,766
Intangible assets - Customer list, net of accumulated
  amortization of $1,219,839 and $1,028,993                                              953,343       1,408,189
Intangible assets - Goodwill                                                           3,403,025       3,403,025
Intangible assets - Permits                                                              185,554         152,749
Other assets                                                                              69,394          46,943
                                                                                    ------------    ------------
      Total Assets                                                                  $ 10,592,609    $ 10,837,463
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term obligations                                          1,464,788    $    372,552
  Accounts payable                                                                     1,011,581       1,507,220
  Accrued liabilities                                                                    621,473       1,281,443
  Current maturities - notes payable to Tate Investments, LLC                             54,692            --
  Current maturities - notes payable to Med-Con                                           92,310         127,703
  Current maturities - notes payable to On Call                                          230,421         294,541
  Current maturities - note payable to Positive Impact                                   101,679          97,705
  Current maturities - note payable to Abele-Kerr Investments, LLC                        99,346          38,948
  Current maturities - notes payable stockholders                                        512,317         419,600
                                                                                    ------------    ------------
      Total Current Liabilities                                                        4,188,607       4,139,712

Long-term obligations, less current maturities                                           810,907       1,003,174
Notes payable - Tate Investments, LLC, less current maturities, net of
  discount of $0 and $102,564                                                             95,315       1,397,436
Notes payable - Med-Con, less current maturities                                          99,972         147,047
Note payable - Positive Impact, less current maturities                                  281,943         333,796
Note payable - Abele-Kerr Investments, LLC, less current maturities                      150,654         211,052
Notes payable - stockholders, less current maturities                                    226,987         294,267
                                                                                    ------------    ------------
      Total Liabilities                                                                5,854,385       7,526,484
                                                                                    ------------    ------------
Commitments and Contingencies (Note 1)

Stockholders' Equity:
 Preferred stock (par value $.001) - 100,000,000
   shares authorized at June 30, 2007 and December 31,2006,respectively,
   0 shares issued and outstanding at June 30, 2007 and 96,667 shares issued at December 31, 2006
   (liquidation preference $0 - 2007; $145,001 - 2006)                                      --                97
Common stock (par value $.001) - 100,000,000 shares authorized at June 30,
   2007 and December 31,2006; 26,176,915 shares issued and 26,164,715 outstanding at June 30, 2007 and 23,792,985 shares issued and
   23,780,785 outstanding at December 31, 2006                                            26,177          23,793
Additional paid-in capital                                                            27,792,321      26,558,608
Accumulated deficit                                                                  (23,062,274)    (23,253,519)
Treasury stock, at cost - 12,200 shares at June 30, 2007
   and December 31, 2006                                                                 (18,000)        (18,000)
                                                                                    ------------    ------------
        Total Stockholders' Equity                                                     4,738,224       3,310,979
                                                                                    ------------    ------------
        Total Liabilities and Stockholders' Equity                                  $ 10,592,609    $ 10,837,463
                                                                                    ============    ============



            See Notes to Condensed Consolidated Financial Statements



                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the Three Months Ended      For the Six Months Ended
                                                           June 30,                       June 30,
                                                  ---------------------------    ---------------------------
                                                      2007           2006            2007           2006
                                                  ------------   ------------    ------------   ------------
                                                          (Unaudited)                    (Unaudited)

      Revenues                                    $  3,863,897   $  3,052,705    $  7,626,227   $  6,241,459
      Cost of revenues  *                            2,379,916      1,749,261       4,575,324      3,508,820
                                                  ------------   ------------    ------------   ------------
      Gross profit                                   1,483,981      1,303,444       3,050,903      2,732,639

      Operating expenses:
       Selling, general and administrative             826,011        826,063       1,696,049      1,641,237
       Depreciation and amortization                   368,589        322,678         733,858        629,121
                                                  ------------   ------------    ------------   ------------
      Total operating expenses                       1,194,600      1,148,741       2,429,907      2,270,358
                                                  ------------   ------------    ------------   ------------
      Income from operations                           289,381        154,703         620,996        462,281

      Other expense:
       Interest expense                                157,717        136,108         429,751        233,286
                                                  ------------   ------------    ------------   ------------

      Net income                                       131,664         18,595         191,245        228,995

      Preferred stock dividend                            --          (10,625)           --          (21,250)
                                                  ------------   ------------    ------------   ------------
      Net income available to common
      stockholders                                $    131,664   $      7,970    $    191,245   $    207,745
                                                  ============   ============    ============   ============
      Basic net income per common share           $        .00   $        .00    $        .00   $        .01
                                                  ============   ============    ============   ============
      Diluted net income per common share         $        .00   $        .00    $        .00   $        .01
                                                  ============   ============    ============   ============
      Weighted average number of common shares
        outstanding used in computation of
        outstanding basic net income
        -per share                                  26,164,715     22,142,392      24,943,950     22,034,125
                                                  ============   ============    ============   ============

      Weighted average number of common shares
        used in computaion of diluted net
        income common per share                     26,417,669     24,813,026      25,196,904     24,464,265
                                                  ============   ============    ============   ============




            See Notes to Condensed Consolidated Financial Statements

          * - Excludes depreciation of $273,282 and $230,497 for the three months ended June 30, 2007 and 2006, respectively and depreciation of $543,011 and $445,459 for the six months ended June 30, 2007 and 2006, respectively.


                               MEDSOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                   (Unaudited)


                                                    MSI Preferred Stock
                                                         Series A                   MSI Common Stock
                                                  ------------------------      ------------------------
                                                   Shares         Amount          Shares        Amount
                                                  ----------    ----------      ----------    ----------

 Six Months Ended June 30, 2007:
 (Unaudited)
 ---------------------------------
Balance - December 31, 2006                         96,667    $         97      23,792,985    $     23,793
Preferred stock converted into common stock        (96,667)            (97)         96,667              97
Common stock returned due to SteriLogic
   settlement                                         --              --          (300,000)           (300)
Convertible debt converted into common
   stock                                              --              --         2,406,417           2,406
Shares issued in exchange for shares of a
   predecessor entity                                 --              --           180,846             181
Net income                                            --              --              --              --

                                              ------------    ------------    ------------    ------------
Balance - June 30, 2007                               --      $       --        26,176,915    $     26,177
                                              ============    ============    ============    ============




                          ****************************


                                       Additional
                                        Paid-in         Accumulated        Treasury
                                        Capital           Deficit           Stock          Total
                                      -----------      ------------       ---------     ------------

Six Months Ended June 30, 2007:
(Unaudited)
---------------------------------

Balance - December 31, 2006            $ 26,558,608    $(23,253,519)   $    (18,000)   $  3,310,979
Preferred stock converted into
  common stock                                 --              --              --              --
Common stock returned due to
  SteriLogic settlement                    (263,700)           --              --          (264,000)
Convertible debt converted into
  common stock                            1,497,594            --              --         1,500,000
Shares issued in exchange for shares
  of a predecessor entity                      (181)           --              --              --


Net income                                     --           191,245            --           191,245
                                       ------------    ------------    ------------    ------------
Balance - June 30, 2007                $ 27,792,321    $(23,062,274)   $    (18,000)   $  4,738,224
                                       ============    ============    ============    ============




            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        For the Six Months Ended
                                                                June 30,
                                                        ---------------------------
                                                            2007           2006
                                                        -----------     -----------
                                                                (Unaudited)

  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                           $   191,245    $   228,995
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                        733,858        629,121
      Provision for bad debts                               60,000          6,000
      Equity compensation for director fees                   --             --
      Finance fees paid in common stock                       --             --
      Amortization of finance fees and debt discount       140,795         30,278
    Changes in assets (increase) decrease:
      Accounts receivable                                 (726,359)      (413,726)
      Supplies                                             (41,339)        (6,196)
      Prepaid expenses and other current assets            257,137         92,068
      Other non-current assets                             (60,956)       (39,677)
    Changes in liabilities increase (decrease)
      Accounts payable and accrued liabilities            (821,007)      (294,078)
                                                       -----------    -----------
      NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                        (266,626)       232,785
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (270,291)      (354,826)
                                                       -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES               (270,291)      (354,826)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                          --          709,000
  Proceeds from note payable - stockholder                 175,000        600,000
  Cash paid for transaction costs associated with
    equity transactions                                       --          (84,132)
  Dividend on preferred stock                               (3,625)       (21,250)
  Finance fees paid for new debt                           (32,892)          --
  Payments on long-term obligations to stockholders       (501,535)      (423,165)
  Payments on advances to stockholders                        --          (19,005)
  Advances on long-term obligations to others            1,439,558           --
  Payments on long-term obligations to others             (539,589)      (527,773)
                                                       -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES            536,917        233,675
                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     --          111,634

CASH AND CASH EQUIVALENTS - BEGINNING                         --             --
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS - END                        $      --      $   111,634
                                                       ===========    ===========




            See Notes to Condensed Consolidated Financial Statements


                               MEDSOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                         ---------------------------
                                                                             2007           2006
                                                                         -----------     -----------
                                                                                  (Unaudited)

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                        $  260,214       $   218,378
                                                                         ===========      ===========
    Income taxes paid                                                    $    --           $    ---
                                                                         ===========      ===========

    Issuance of notes payable for property and equipment                 $    --          $   358,693
                                                                         ===========      ===========
    Common stock reclaimed in connection with clawback
      provision regarding PIWS acquisition                               $    --          $    39,000
                                                                         ===========      ===========
    Common stock reclaimed in connection with clawback
      provision regarding SteriLogic acquisition                         $   264,000      $    --
                                                                         ===========      ===========
    Reduction in notes payable from PIWS purchase price
      settlement                                                         $    --          $  130,000
                                                                         ===========      ===========

    Notes payable converted into MSI common stock                        $ 1,500,000      $    --
                                                                         ===========      ===========





            See Notes to Condensed Consolidated Financial Statements

                               MEDSOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. Business and Operations

Description of Business

MedSolutions, Inc. ("MSI" or the "Company") was incorporated in Texas in 1993, and through its wholly-owned subsidiary, EnviroClean Management Services, Inc. ("EMSI"), principally collects, transports and disposes of regulated medical waste in north Texas, south Texas, Oklahoma, Louisiana, Kansas, Arkansas and Missouri. MSI markets, through its wholly-owned subsidiary SharpsSolutions, Inc. ("Sharps"), a reusable sharps container service program to healthcare facilities that we expect will virtually eliminate the current method of utilizing disposable sharps containers. Another subsidiary of MSI, ShredSolutions, Inc. ("Shred"), markets a fully integrated, comprehensive service for the collection, transportation and destruction of Protected Healthcare Information ("PHI") and other confidential documents, primarily those generated by health care providers and regulated under the Health Insurance Portability and Accountability Act ("HIPAA"). The Company operates another wholly owned subsidiary, Positive Impact Waste Servicing, Inc. ("PIWS"), which uses mobile treatment equipment to treat and dispose of regulated medical waste on site at various healthcare facilities. SteriLogic Waste Systems, Inc. ("SteriLogic"), in Syracuse, New York, another wholly owned subsidiary of MSI, services RMW and Sharps customers in the New York and Pennsylvania markets. SteriLogic also designs, manufactures and markets reusable sharps containers to medical waste service providers who provide a reusable sharps container program to their medical waste customers.

Litigation

On May 14, 2007, a Texas jury found EMSI liable for approximately $9.8 million in actual damages and $10 million in punitive damages in connection with a 2004 traffic accident involving one of EMSI's trucks. On June 15, 2007, a judgment was entered in the amount of $15,005,245. Approximately $5.4 million of such damages are covered by EMSI's insurance coverage. The Company intends, through its insurance provider, Zurich American Insurance ("Zurich"), to vigorously appeal the judgment. Zurich has posted a supersedeas bond in the required amount of $11,321,761 to preclude all collection actions pending the appeal.

The appeal process is likely to take considerable time. If the Company is unsuccessful or only partially successful on appeal, to the extent that the amount of any final judgment exceeds EMSI's insurance coverage, the Company has been advised by its counsel that EMSI has a valid Stowers claim against Zurich that, pursuant to applicable Texas law, should result in Zurich's being held responsible for the amount of the judgment in excess of the policy limits. If such a claim against Zurich were unsuccessful, any amount of the final judgment to the plaintiffs in excess of EMSI's insurance coverage could have a material adverse impact on the Company's financial condition and results of operation. The financial statements do not include any adjustment which may result from this significant uncertainty should the Company not be successful in the appeal process and/or its Stowers claim against Zurich.

NOTE 2. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 16, 2007, for the year ended December 31, 2006.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, EMSI, and wholly owned subsidiaries, Shred, Sharps, PIWS, SteriLogic and EnviroClean Transport Services, Inc. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators or impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At June 30, 2007, no impairment exists.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair value. Pro forma disclosure is no longer an alternative to financial statement recognition. The adoption of this standard had no effect on operations for the three and six months ended June 30, 2007 as the Company did not issue any options during the period and all outstanding options previously issued have already vested.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model. During the six months ended June 30, 2007 and 2006, no options were granted. The total number of stock options outstanding as of June 30, 2007 and December 31, 2006, was 1,328,796.


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

Diluted net income per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented plus any dilutive securities outstanding unless such combination of shares and dilutive securities were determined to be anti-dilutive. The numerator and denominator for basic and diluted earnings per share ("EPS") consist of the following:

                                                                             Three         Three           Six            Six
                                                                             Months        Months          Months         Months
                                                                             Ended         Ended           Ended          Ended
                                                                             June          June            June           June
                                                                           30, 2007      30, 2006        30, 2007       30, 2006
                                                                         ------------   ------------    ------------   ------------

Numerator:
   Net income                                                            $    131,644   $     18,595    $    191,245   $    228,995
   Convertible preferred stock dividends                                         --          (10,625)           --          (21,250)
   Numerator for net income per common share - net income available to   ------------   ------------    ------------   ------------
     common stockholders                                                      131,644          7,970         191,245        207,745

   Effect of dilutive securities:
     Preferred stock dividends                                                   --           10,625            --           21,250
     Interest on convertible notes payable                                      6,210         38,204          12,719         67,639
                                                                         ------------   ------------    ------------   ------------
                                                                                6,210         48,829          12,719         88,889
                                                                         ------------   ------------    ------------   ------------
    Numerator for diluted net income per common share - net income
       available to common stockholders after assumed conversions        $    137,854   $     56,799    $    203,964   $    296,634

Denominator:
   Denominator for basic earnings per share - weighted average shares      26,164,715     22,142,392      24,943,950     22,034,125

   Effect of dilutive securities:
     Convertible accrued salaries                                                --             --              --             --
     Stock options                                                             54,378         39,964          54,378         39,964
     Preferred convertible stock                                                 --          283,172            --          283,172
     Convertible debentures and unpaid interest                                  --           59,374            --           59,374
     Note payable to stockholders and accrued interest                        198,576      2,288,124         198,576      2,047,630
     Advances from stockholders                                                  --             --              --             --
                                                                         ------------   ------------    ------------   ------------
        Total potentially dilutive securities                                 252,954      2,670,634         252,954      2,430,140

Denominator for diluted earnings per share - adjusted weighted
     average shares  and assumed conversions                               26,417,669     24,813,026      25,196,904     24,464,265
                                                                         ============   ============    ============   ============
Basic earnings per share                                                 $        .01   $        .00    $        .01   $        .01
                                                                         ============   ============    ============   ============
Diluted earnings per share                                               $        .01   $        .00    $        .01   $        .01
                                                                         ============   ============    ============   ============






For the six months ended June 30, 2007 and 2006, 254,837 and 1,092,776 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Income Taxes

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $7.7 million as of June 30, 2007, primarily relating to net operating loss carryforwards of approximately $19.4 million, available to offset future taxable income through 2025.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established to fully reserve for the deferred tax asset.

A valuation allowance will be maintained until sufficient evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reviewed accordingly.

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

In  September  2006,  the FASB issued SFAS No. 157,  "Accounting  for Fair Value
Measurements" ("SFAS 157"). SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued by the Company for fiscal years beginning after November 15, 2007. The Company does not expect the new standard to have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 3. Liquidiy and Capital Resources

The Company had net income of $197,245 for the six months ended June 30, 2007 and has a working capital deficiency of $1,527,059 at June 30, 2007. The Company also used $266,626 of cash in its operating activities during the six months ended June 30, 2007.

During the six months ended June 30, 2007, the Company received approximately $1.4 million of proceeds under a working capital credit facility obtained in March 2007 and an additional $175,000 of additional loans from its stockholders obtained in January 2007. The Company used the proceeds it received in these financing transactions to repay certain indebtedness, purchase property and equipment and fund its operating activities. Subsequent to June 30, 2007, the maturity dates of approximately $270,000 of obligations due to certain related parties were extended to December 31, 2007 (Notes 7 and 8).

As described in Note 12, the Company entered into an Agreement and Plan of Merger providing for the sale of substantially all of its common stock to Stericycle, Inc. The closing of this transaction is subject the approval of the both companies' stockholders and certain other customary closing conditions. The Company expects this transaction, (which was unanimously approved and recommended by the boards of directors of both the Company and Stericycle, Inc.) to close during the quarter ended September 30, 2007.

The Company has historically financed its operations by obtaining loans from its stockholders and other external sources. Although the Company believes that the Agreement and Plan of Merger with Stericylce, Inc. is likely to be completed during the quarter ended September 30, 2007, there can be no assurance that the stockholders of both companies will in fact approve this transaction or that other conditions that must be satisfied in order to close this transaction will actually be met. In the event that this transaction is not completed, the Company will be required to obtain additional capital and/or continue its positive earnings trend in order to fund its operations on a stand alone basis. There can be no assurance that Company will be successful in its efforts to raise additional capital and/or continue its positive earnings trend, if necessary, to fund its operations on a stand alone basis. These circumstances could have a material adverse effect on the Company's ability to sustain its operations in future periods.

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

Pro Forma Results

The following table presents the unaudited pro-forma combined results of operations of the Company and SteriLogic for the three and six period ended June 30, 2006 as if they had been combined from the beginning of 2006.


                                          Pro forma              Pro forma
                                         Combined for           Combined for
                                   the Three Months ended   the Six Months ended
                                        June 30, 2006          June 30, 2006
                                        ------------           ------------

  Net Sales                             $  3,343,683            $ 6,823,415
                                        ============            ===========

  Net income (loss)                     $    (37,986)           $   115,832
                                        ============            ===========
Basic net income (loss) per
common share                            $      (0.00)           $      0.00
                                        ============            ===========
Diluted net income (loss) per
common share                            $      (0.00)           $      0.00
                                        ============            ===========


Weighted average common shares
outstanding - basic                       22,842,392             22,734,125
                                        ============            ===========

Weighted average common shares
outstanding - diluted                     25,513,026             25,164,265
                                        ============            ===========


The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of the beginning of the 2006 year, nor are they necessarily indicative of future consolidated results.

NOTE 5. Goodwill and Intangibles

As of June 30, 2007, goodwill amounted to $3,403,025. This amount is a result of seven acquisitions in which goodwill was recorded in six of those acquisitions as part of the purchase price. With regard to the AmeriTech Environmental, Inc. ("ATE") acquisition, closed on November 7, 2003, goodwill was recorded in the amount of $969,387. With regard to the B. Bray Medical Waste Service ("Bray") acquisition, closed on January 1, 2004, goodwill was recorded in the amount of $3,600. The Company's third acquisition, Med-Con Waste Solutions, Inc. ("Med-Con"), was closed on September 30, 2004 and goodwill was recorded in the amount of $522,186. The Company's fourth acquisition, On Call Medical Waste, Ltd. ("On Call"), was closed on August 29, 2005 and goodwill was recorded in the amount of $653,922. The Company's sixth acquisition, Positive Impact Waste Solutions, Ltd. ("PIWS") was closed on November 30, 2005 and goodwill was originally recorded in the amount of $447,926. The goodwill assigned to the PIWS acquisition was subsequently increased by $50,000 to $497,926 during the quarter ended September 30, 2006 due to additional acquisition costs. The Company's seventh acquisition, SteriLogic was closed on August 16, 2006 and $756,004 was assigned to goodwill based upon an independent appraisal of the intangible assets acquired. All of the goodwill associated with these acquisitions is deductible for income tax purposes.

As of June 30, 2007, intangible assets amounted to $4,541,922, net of accumulated amortization of $1,219,839, and consisted principally of customer lists recorded in the acquisitions mentioned above. All values assigned to customer lists were derived from independent appraisals and are being amortized over useful lives of 5 years.

The amortization of customer lists for the 5 years ending June 30, 2011 is as follows:

              Year Ended December 31,                Amount
              -----------------------                ------

                       2007                       $  190,612
                       2008                          354,708
                       2009                          243,579
                       2010                          138,577
                       2011                            5,867
                                                 -----------
                                                 $   953,343
                                                 ===========

As of June 30, 2007, impairment tests were not performed on the Company's goodwill and customer lists since no triggering events had occurred that would indicate the possible impairment of the assets.


NOTE 6. Accrued Liabilities

           Accrued liabilities consist of the following:

                                             June 30,           December 31,
                                              2007                 2006
                                           ----------           ----------
                                           (Unaudited)

           Salaries and payroll taxes      $  252,788           $  347,545
           Accrued director fees              116,000              269,891
           Interest                            56,150               27,408
           Insurance                             --                169,363
           Other accrued liabilities          196,535              467,236
                                           ----------           ----------
                                           $  621,473           $1,281,443
                                           ==========           ==========

NOTE 7. Notes Payable - Stockholders

On July 1, 2007, the Company renewed and extended promissory notes to its directors for payment of their 2006 board compensation. Promissory notes issued to the Company's Chairman of the Board and its President/Chief Executive Officer for payment of compensation were also renewed and extended. The total amount of the promissory notes renewed and extended is $292,005 and the notes accrue interest at 12% with final payment of all principal and accrued interest due on December 31, 2007. All accrued interest related to these promissory notes were paid through July 31, 2007.

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

On July 31, 2007, the Company renewed and extended a $175,000 promissory note to On Call Medical Waste Services, Ltd ("On Call"). The note accrues interest at 12% and is payable in monthly installments of interest only with the principal and any accrued and unpaid interest due upon maturity of the note on December 31, 2007. Simultaneously, the Company agreed to enter into an agreement with Medical Waste of North Texas, LLC ("MWNT" an entity owned by the former owner of On Call) for the Company to treat and dispose of regulated medical waste that is brought to its Garland Facility by MWNT, effective September 1, 2007. The initial term of this agreement is for 24 months, and the agreement automatically renews for additional one-year extensions unless either party notifies the other party in writing at least 30 days but not more than 90 days prior to any such renewal date of its desire not to renew the agreement.

NOTE 8. Working Capital Loan

On March 27, 2007, EMSI entered into a $1,500,000 secured, one-year loan and security agreement (the "Loan Agreement") with Park Cities Bank, Dallas, Texas (the "Bank"), and Mr. Matthew H. Fleeger, the Company's President and CEO, and Mr. Winship B. Moody, Sr., the Company's Chairman of the Board (collectively, the "Guarantors"). The terms of the Loan Agreement provide EMSI with a $1,500,000 revolving line of credit, subject to certain downward adjustments from time to time based upon the value of the collateral securing the line of credit. The performance by EMSI of its obligations under the Loan Agreement is secured by all of EMSI's personal property, including without limitation its accounts receivable, and a first-lien mortgage deed of trust on EMSI's facility located in Garland, Texas, and is unconditionally guaranteed by the Guarantors. The proceeds of the borrowings under the Loan Agreement may only be used for general corporate purposes, including without limitation providing working capital to EMSI for the purposes of financing its operations, production and marketing and sales efforts, costs related to the expansion of EMSI's business operations, and the acquisition of the assets of businesses engaged in businesses the same as, similar to, or complementary to EMSI's business operations. Borrowings under the Loan Agreement bear interest at the lesser of
(1) a fluctuating rate of interest equal to 1.0% in excess of the prime rate as designated in the Money Rates Section of the Wall Street Journal from time to time or (2) the maximum rate permissible by applicable law. Accrued and unpaid interest under the Loan Agreement is payable on the first day of each month commencing on April 1, 2007. In addition, EMSI paid an origination fee to the Bank in the amount of $15,000. The Loan Agreement contains, among other provisions, conditions precedent, covenants, representations and warranties and events of default customary for facilities of this size, type and purpose. Negative covenants include certain restrictions or limitations on, among other provisions, the incurrence of indebtedness; liens; investments, loans and advances; restricted payments, including dividends; consolidations and mergers; sales of assets (subject to customary exceptions for sales of inventory in the ordinary course and sales of equipment in connection with the replacement thereof in the ordinary course); and changes of ownership or control of EMSI. Affirmative covenants include covenants regarding, among other provisions, financial reporting. The Loan Agreement will mature and expire on April 1, 2008, at which time all outstanding amounts under the Loan Agreement will be due and payable. The outstanding amounts under the Loan Agreement may be prepaid by EMSI at any time without penalty, and any principal amounts borrowed and repaid thereunder may be reborrowed by EMSI prior to the maturity date so long as the aggregate principal amount outstanding at any time does not exceed the $1,500,000 maximum loan commitment (as subject to downward adjustment based on the value of the collateral as described above). Under certain conditions the loan commitment under the Loan Agreement may be terminated by the Bank and amounts outstanding under the Loan Agreement may be accelerated. Bankruptcy and insolvency events with respect to EMSI or either of the Guarantors will result in an automatic termination of lending commitments and acceleration of the indebtedness under the Loan Agreement. Subject to notice and cure periods in certain cases, other events of default under the Loan Agreement will result in termination of lending commitments and acceleration of indebtedness under the Loan Agreement at the option of the Bank. Such other events of default include failure to pay any principal and/or interest when due, failure to comply with covenants, breach of representations or warranties in any respect, non-payment or acceleration of other material debt of EMSI or the Guarantors, the death of either Guarantor or the termination of either of their guaranties, certain judgments against EMSI or a Guarantor, a material adverse change in the business or financial condition of EMSI or either Guarantor, or if the Bank in good faith deems itself insecure. At June 30, 2007, the Company owed $1,109,252 and had $390,748 of additional advances available under the Loan Agreement.

NOTE 9. Stockholders' Equity

On March 31, 2007,  96,667 shares of the Company's Series A Preferred Stock were converted  into 96,667 shares of the Company's  Common Stock in accordance  with
the   Certificate  of  Designation   for  the  Series  A  Preferred  Stock  (the
"Certificate  of  Designation").  The terms of the  Certificate  of  Designation required  the holders of the Series A Preferred  Stock to convert  their  shares into  the  Company's  Common  Stock on a share  for  share  basis on the  second anniversary  from the date of  issuance  of the Series A  Preferred  Stock.  All dividends  declared with regard to the issuance of the Preferred Stock have been paid.  As of June 30,  2007,  there were no shares of Series A  Preferred  Stock outstanding.

During the six months ended June 30, 2007, the Company issued 180,846 shares of its common stock in exchange for shares surrendered by certain stockholders of a predecessor entity under recapitalization completed in 2001.

Tate Investments, LLC ("Investor")

On March 1, 2007, the Company provided written notice to the Investor,  that the
Company  intended to prepay in full on April 2, 2007 all  outstanding  principal and interest  owed by the Company to the  Investor  pursuant to (1) that certain
10% Senior  Convertible  Note issued by the Company to the  Investor on July 15,
2005 in the  principal  amount of  $1,000,000  (the "2005  Note"),  and (2) that certain  Convertible  Secured  Promissory  Note  issued  by the  Company  to the
Investor on March 15, 2006 in the principal amount of $500,000 (the "2006 Note,"
and  together  with the 2005 Note,  the  "Notes").  The Company was going to use proceeds from the Loan Agreement to prepay the Notes. In lieu of prepayment, the
Investor  elected to convert the 2005 and 2006 Notes into the  Company's  Common
Stock in accordance with the terms of the Investment  Agreement  entered into by the Company and the Investor.  On March 30, 2007, the Company  issued  2,406,417 shares of Common Stock to the Investor in exchange for the  cancellation  of the
Notes.  As a result of the  conversion,  the  Company  recognized  approximately
$104,000  in  interest  expense  during the  quarter  ended  March 31, 2007 from deferred financing fees related to the Investor notes that were converted.

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

A summary of activity involving options on the Company's common stock follows:

                                                         Number of Options     Weighted Average     Aggregate
                                                                                Exercise Price      Intrinsic Value
                                                         -----------------     --------------       ---------------

Balance outstanding at December 31, 2006                    1,328,796               $0.80             $139,615
                                                                                                      ========
Granted                                                          --                   --
Exercised                                                        --                   --
Cancelled/Expired                                                --                   --
                                                            ---------             -------
Balance outstanding at June 30, 2007                        1,328,796               $0.80             $ 42,958
                                                            =========             =======             ========

Number of options exercisable at June 30, 2007              1,328,796               $0.80             $ 42,958
                                                            =========             =======             ========


Stock options outstanding at June 30, 2007 for each of the following classes of options, by exercise price, are summarized as follows:

EXERCISE PRICE    NUMBER OF        WEIGHTED-AVERAGE          NUMBER OF OPTIONS
                                     REMAINING
                  OPTIONS         CONTRACTUAL LIFE         CURRENTLY EXERCISABLE
-----------------------------------------------------------------------------
    $1.00          80,164           6.50 years                    80,164
    $1.00          95,500           7.50 years                    95,500
    $1.00          79,173           8.00 years                    79,173
    $0.75         289,736           8.02 years                   289,736
    $0.75         305,427           8.50 years                   305,427
    $0.75         478,796           9.30 years                   478,796



NOTE 10. Commitments

Houston Expansion

On August 9, 2006, the Company, through its subsidiary EMSI, secured additional financing from Park Cities Bank to expand its Houston facility. The facility is currently being used as a transfer facility for the South Texas operations. The Company purchased the property in August 2005 using the proceeds of a loan in the amount of $325,000 from Park Cities Bank, which has a first lien on the property. The expansion will allow EMSI to treat medical waste at the facility once the permitting process is completed from the state of Texas. The total costs of expansion will be approximately $275,000 with $197,187 of those funds coming from bank financing and the remainder from working capital. The promissory note is payable in 60 equal monthly installments of $822 in principal plus interest accruing at the Prime Rate as published in the Wall Street Journal from time to time plus 1%, with the balance of the principal and all accrued and unpaid interest due upon maturity of the loan on July 19, 2011. The note is secured by a second lien on the Houston facility and is personally guaranteed by both the Company's President/Chief Executive Officer and its Chairman of the Board. As of June 30, 2007, the Company has drawn $55,634 against the promissory note and the funds were used for the commencement phase of expansion. The amount outstanding at June 30, 2007 is $47,418 with $141,553 of additional advances available under the Loan Agreement. The net carrying value of our Houston facility is approximately $370,000.

Commitments

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


NOTE 11. Related Party Transactions

For the six months ended June 30, 2007 and 2006, the Company paid interest expense to related parties in the amount of $86,022 and $86,831 respectively.

NOTE 12. Subsequent Events

On July 6, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Stericycle, Inc., a Delaware corporation ("Stericycle"), and TMW Acquisition Corporation, a Texas corporation and a wholly-owned subsidiary of Stericycle (the "Merger Sub"). Pursuant to the Merger Agreement, the Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation. At the effective time of the merger, each issued and outstanding share of the Company's common stock will be converted into the right to receive $0.50 in cash and a promissory note issued by Stericycle (a "Note") in the principal amount of $1.50. The Notes will be payable in six installments of interest only due on each of the first six anniversaries of the date on which the merger closes and one final installment of principal and interest due on the seventh anniversary of such closing date, and will bear interest, at the election of each holder of shares of the Company's common stock, at the annual rate of either 3.5% (if such shareholder elects to have such Note supported by a master letter of credit) or 4.5% (if such shareholder does not elect such support). The principal amount of the Notes, and payments under the Notes, are subject to post closing adjustments based on the extent to which (i) closing date adjusted net current assets or liabilities, as defined, are above or below certain pre-defined thresholds, and
(ii) annual revenues, as defined, are less than 3.375 times a pre-defined base of at least $16,000,000. The purchase price may also be adjusted in the event that litigation expenses exceed $250,000 and/or liability payments made by

Stericycle exceed amounts of insurance coverage in connection with the litigation described in Note 1. Immediately prior to the effective time of the merger, each outstanding option to purchase Company common stock, whether or not previously vested, will be cancelled, and will thereafter represent only the right to receive from the surviving corporation an amount equal to the product of (i) the number of shares of Company common stock issuable upon the exercise of the option multiplied by (ii) the excess, if any, of the merger consideration over the exercise price per share payable under the option, subject to any required withholding taxes. The amount payable shall consist of 25% cash and 75% in the form of a Note, which Note shall bear interest at the annual rate of 3.5% or 4.5% (as described above) at the election of the optionholder. The merger is expected to close in the third quarter of 2007, subject to, among other things, approval of the Company's shareholders and other customary closing conditions. The merger has been unanimously approved by the respective Boards of Directors of the Company and Stericycle. In connection with the execution of the Merger Agreement, certain shareholders of the Company entered into a voting agreement with Stericycle and the Merger Sub (the "Voting Agreement"), pursuant to which, among other things, such shareholders agreed to vote their shares in favor of the merger.

On August 3, 2007, EnviroClean Management Services, Inc. ("EMSI") was served with a lawsuit filed in the district court of Galveston County, Texas by Debora Reilly Taylor, individually and as personal representative of the estate of Brian L. Taylor and Jacqueline N. Taylor. The lawsuit seeks unspecified damages for personal injuries in an accident involving one of EMSI's trucks. There can be no assurance that the outcome of this matter will not have a material adverse affect on the Company's financial condition.



The Company issued 303,000 shares of common stock upon the exercise of stock options on July 6, 2007.

       Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related Footnotes.

Forward-Looking Statements.


     Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.


Background

     We were incorporated in November 1993. We provide regulated medical waste management services, including collection, transportation and disposal services to our customers. Our revenues were $7,626,227 for the six months ended June 30, 2007 . We derive our revenues from services to three principal groups of customers: (i) outpatient clinics, medical and dental offices, biomedical companies, municipal entities, long-term and sub-acute care facilities and other smaller-quantity generators of regulated medical waste ("small quantity generators" or "SQG"), (ii) blood banks, surgery centers, dialysis centers and other medium quantity generators of regulated medical waste ("medium quantity generators" or "MQG") and (iii) hospitals, diagnostic facilities and other larger-quantity generators of regulated medical waste ("large quantity generators" or "LQG"). Substantially all of our services are provided pursuant to customer contracts specifying either scheduled or on-call regulated medical waste management services, or both. Contracts with SQG's generally provide for annual price increases and have an automatic renewal provision unless the customer notifies us prior to completion of the contract. Contracts with MQG's and LQG's, which may run for more than one year, typically include price escalator provisions, which allow for price increases generally tied to an inflation index or set at a fixed percentage. At June 30, 2007, we served approximately 10,000 customers.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

     Revenues. Our revenues increased $811,192, or 26.6% to $3,863,897 during the three months ended June 30, 2007 from $3,052,705 during the three months ended June 30, 2006. The increase in revenue is attributable, in part, to the SteriLogic acquisition completed in August 2006 that increased revenue by approximately $435,000 during the there months ended June 30, 2007 plus additions in revenue of approximately $340,000 in new business from Sharps and EnviroSafe customers and new customers in the Missouri market.

     Cost of Revenues. Our cost of revenues increased $630,655 or 36.1% to $2,379,916 during the three months ended June 30, 2007 from $1,749,261 during the three months ended June 30, 2006. Gross margin for the Company decreased to 38.4% for the three months ended June 30, 2007 from 42.7% for the three months ended June 30, 2006. The increase in cost of revenues was caused by new cost of revenues associated with the SteriLogic acquisition, increases in transportation costs primarily in Kansas and Missouri as we expand in those markets, and higher processing costs as we use third party vendors to process our customer waste from South Texas.

     Selling, general and administrative expenses. Our selling, general and administrative expenses decreased $52, to $826,011 during the three months ended June 30, 2007 from $826,063 during the three months ended June 30, 2006. While SteriLogic added approximately $74,000 in new S, G & A expense for 2007, the increase was offset by decreases in sales and marketing expenses due to a reduction in the Company's sales staff and decreases in costs associated with promotional and advertising expenses.

     Depreciation and Amortization. Depreciation and amortization increased by $45,911 or 14.2% to $368,589 during the three months ended June 30, 2007 from $322,678 during the three months ended June 30, 2006. The primary cause for the increase was from higher depreciation expense resulting from the purchases of fixed assets in 2006 and 2007 related to new equipment purchased to expand and service new Sharps business and assets purchased related to the SteriLogic acquisition.

     Interest expense. Our interest expense increased $21,609 or 15.9% to $157,717 during the three months ended June 30, 2007 from $136,108 during the three months ended June 30, 2006. Interest expense increased in 2007 due to a new working capital loan from Park Cities Bank, additional debt issued by the Company to stockholders for working capital and new equipment financing, and new debt issued to the sellers of SteriLogic for part of the acquisition purchase price.

     Net income. Net income increased $113,069 or 608.1% to $131,664 during the three months ended June 30, 2007 from $18,595 during the three months ended June 30, 2006. Our net income increased in 2007 due to the factors described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

     Revenues. Our revenues increased $1,384,768, or 22.2% to $7,626,227 during the six months ended June 30, 2007 from $6,241,459 during the six months ended June 30, 2006. The increase in revenue is attributable in part, to the SteriLogic acquisition completed in August 2006 that increased revenue by approximately $795,000 during the six months ended June 30, 2007 plus additions in revenue of approximately $646,000 in new business from Sharps and EnviroSafe customers and new customers in the Missouri market.

     Cost of Revenues. Our cost of revenues increased $1,066,504 or 30.4% to $4,575,324 during the six months ended June 30, 2007 from $3,508,820 during the six months ended June 30, 2006. Gross margin for the Company decreased to 40.0% for the six months ended June 30, 2007 from 43.8% for the six months ended June 30, 2006. The increase in cost of revenues was caused by new cost of revenues associated with the SteriLogic acquisition, increases in transportation costs primarily in Kansas and Missouri as we expand in those markets, and higher processing costs as we use third party vendors to process our customer waste from South Texas and Louisiana.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $54,812 or 3.3%, to $1,696,049 during the six months ended June 30, 2007 from $1,641,237 during the six months ended June 30, 2006. While SteriLogic added approximately $167,000 in new S, G & A expense for 2007, the increase was offset by decreases in sales and marketing expenses due to a reduction in the Company's sales staff and decreases in costs associated with promotional and advertising expenses.

     Depreciation and Amortization. Depreciation and amortization increased by $104,737 or 16.6% to $733,858 during the six months ended June 30, 2007 from $629,121 during the six months ended June 30, 2006. The primary cause for the increase was from higher depreciation expense resulting from the purchases of fixed assets in 2006 and 2007 related to new equipment purchased to expand and service new Sharps business and assets purchased related to the SteriLogic acquisition.

     Interest expense. Our interest expense increased $196,465 or 84.2% to $429,751 during the six months ended June 30, 2007 from $233,286 during the six months ended June 30, 2006. Interest expense increased significantly due to the immediate expense of deferred financing fees related to the Tate notes that were converted into the Company's Common Stock on March 31, 2007. The excess amount of deferred financing fees charged to interest expense during the current period was approximately $104,000. Other increases to interest expense were due to additional debt issued by the Company to stockholders for working capital and new equipment financing plus new debt issued to the sellers of SteriLogic for part of the acquisition purchase price.

     Net income. Net income decreased $37,750 or 16.5% to $191,245 during the six months ended June 30, 2007 from $228,995 during the six months ended June 30, 2006. Our net income decreased in 2007 due to the factors described above.

Liquidity and Capital Resources

Source of Funds for Operations and Capital Expenditures

     Our principal source of liquidity is collections on accounts receivable from regulated medical waste management service revenue, proceeds from sales of our Common Stock through private offerings to certain individuals, primarily existing stockholders, and proceeds from loans from Park Cities Bank and advances received from certain stockholders. Revenues during the six months ended June 30, 2007 were approximately $231,000 per month higher than the comparable monthly average revenue for 2006. The principal uses of liquidity are payments for labor, material and expenses, and debt and lease obligations to carry out our regulated medical waste management services.

     Historically, we have met our cash requirements based on a combination of revenues from operations, stockholder loans and advances, and proceeds from the sale of debt and equity securities. Based on the results for the six months ended June 30, 2007 and the remaining projected operations for 2007, management believes cash to be generated from operations and funds raised from other alternative sources if needed, will be sufficient to satisfy the Company's historical and current cash obligations for the next 12 months.

Discussion of Liquidity

June 30, 2007 Compared to December 31, 2006

     At June 30, 2007, our working capital deficit was $1,527,059 compared to a working capital deficit of $1,899,921 at December 31, 2006, a favorable increase of $372,862 for the six month period ended June 30, 2007. The increase in working capital was caused from increased accounts receivable resulting from higher revenue during the six month period ended June 30, 2007 versus 2006 and from the conversion of the Investor debt into the Company's Common Stock.

     The Company had net income of $197,245 for the six months ended June 30, 2007 and has a working capital deficiency of $1,527,059 at June 30, 2007. The Company also used $266,626 of cash in its operating activities during the six months ended June 30, 2007.

     During the six months ended June 30, 2007, the Company received approximately $1.4 million of proceeds under a working capital credit facility obtained in March 2007 and an additional $175,000 of additional loans from its stockholders obtained in January 2007. The Company used the proceeds it received in these financing transactions to repay certain indebtedness, purchase property and equipment and fund its operating activities. Subsequent to June 30, 2007, the maturity dates of approximately $270,000 of obligations due to certain related parties were extended to December 31, 2007 (Notes 7 and 8).

     As described in Note 12, the Company entered into an Agreement and Plan of Merger providing for the sale of substantially all of its common stock to Stericycle, Inc. The closing of this transaction is subject the approval of the both companies' stockholders and certain other customary closing conditions. The Company expects this transaction, (which was unanimously approved and recommended by the boards of directors of both the Company and Stericycle, Inc.) to close during the quarter ended September 30, 2007.

     The Company has historically financed its operations by obtaining loans from its stockholders and other external sources. Although the Company believes that the Agreement and Plan of Merger with Stericylce, Inc. is likely to be completed during the quarter ended September 30, 2007, there can be no assurance that the stockholders of both companies will in fact approve this transaction or that other conditions that must be satisfied in order to close this transaction will actually be met. In the event that this transaction is not completed, the Company will be required to obtain additional capital and/or continue its positive earnings trend in order to fund its operations on a stand alone basis. There can be no assurance that Company will be successful in its efforts to raise additional capital and/or continue its positive earnings trend, if necessary, to fund its operations on a stand alone basis. These circumstances could have a material adverse effect on the Company's ability to sustain its operations in future periods.

June 30, 2007 Compared to June 30, 2006

     Net cash used in operating activities was $266,626 during the six months ended June 30, 2007 as compared to net cash provided of $232,785 during the six months ended June 30, 2006. The decrease in cash provided in operating activities was due to increases in our net accounts receivable and reducing our accounts payable and accrued liabilities during the period.

     Net cash used in investing activities during the six months ended June 30, 2007, was $270,291 attributable to additions to property and equipment compared to $354,826 during the six months ended June 30, 2006.

     Net cash provided by financing activities was $536,917 during the six months ended June 30, 2007 compared to $233,675 during the six months ended June 30, 2006. Proceeds from advances from the working capital loan totaled $1,439,558 and a new stockholder loan of $175,000 contributed to the cash provided by financing activities during the current period but were offset by payments on existing debt to stockholders and other bank financing of $1,041,124 for the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company sold $709,000 in Common Stock and issued $600,000 in new debt to stockholders but was offset by $950,938 in payments to stockholders and third parties on existing debt.

     Net cash did not change during the six months ended June 30, 2007 based upon the factors discussed above.

Other Liquidity Matters

At December 31, 2006, our long-term obligations were $4,737,821, including bank debt and equipment financing of $1,375,726 and notes payable to stockholders and seller promissory notes from acquisitions totaling $3,464,659, less the remaining amount of $102,564 of a beneficial conversion charge related to the Investment Agreement (see below) which is being amortized over the remaining life of the notes payable owed to the Investor.

At December 31, 2006, $155,785 of our bank debt was secured by a first lien on our Garland facility, and bears interest at a variable rate based on the national prime rate as published in the Wall Street Journal, plus 0.5% (8.75% at December 31, 2006). The note is payable in minimum monthly installments of principal and interest totaling $3,459, matures in July 2011, and is guaranteed by our President/Chief Executive Officer. The net carrying value of the Garland facility is approximately $263,000. This loan was paid in full from new loan proceeds on March 27, 2007 by the $1,500,000 loan and security agreement with Park Cities Bank.

At December 31, 2006, $303,333 of our bank debt was secured by a first lien on our Houston facility, and bears interest at a variable rate based on the national prime Frate as published in the Wall Street Journal, plus 2.0% (10.25% at December 31, 2006). The promissory note is payable in 60 equal monthly installments of principal and interest in the amount of $1,354 each. The promissory note matures on August 3, 2010 with a balloon payment of $243,750, and is guaranteed by our President/Chief Executive Officer.

On August 9, 2006, the Company, through its subsidiary EMSI, secured additional financing from a bank to expand its Houston facility. The facility is currently being used as a transfer facility for the South Texas operations. The expansion will allow EMSI to treat medical waste at the facility once the permitting process is completed fFrom the state of Texas. The total costs of expansion will be approximately $275,000 with $197,187 of those funds coming from bank financing and the remainder from working capital. The promissory note is payable in 60 equal monthly installments of $822 in principal plus interest accruing at the Prime Rate as published in the Wall Street Journal from time to time plus 1%, with the balance of the principal and all accrued and unpaid interest due upon maturity of the loan on July 19, 2011. The note is secured by a second lien on the Houston facility and is personally guaranteed by both our President/Chief Executive Officer and our Chairman of the Board. As of December 31, 2006, the Company has drawn $55,634 against the promissory note and the funds were used for the commencement phase of expansion. The amount outstanding at December 31, 2006 is $52,347 and the net carrying value of our Houston facility is approximately $370,000.


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

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal yeaFrs beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

For the six month period ended June 30, 2007, the Company recorded an expense of $240,356 with regard to the operating lease for our transportation equipment and the same amount was included as a cash outlay in our statement of cash flow. $47,523 was recorded as an expense with regard to our corporate headquarter lease and $47,523 was included as a cash outlay in our statement of cash flow. No revenue was realized as a result of these operating leases.

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

     (b)  Internal Control Over Financial Reporting

     During 2006, the Company detected a misappropriation of approximately $42,000 in cash by an employee of the Company. The Company terminated the employee and is pursuing civil and criminal action. The Company modified its internal control procedures in 2007 to appropriately safeguard assets and to prevent any future occurrences of this nature. Other than as described in the immediately preceding sentence, during the three months ended June 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

     Item 1. Legal Proceedings

On May 14, 2007, a Texas jury found EMSI liable for approximately $9.8 million in actual damages and $10 million in punitive damages in connection with a 2004 traffic accident involving one of EMSI's trucks. On June 15, 2007, a judgment was entered in the amount of $15,005,245. Approximately $5.4 million of such damages are covered by EMSI's insurance coverage. The Company intends, through its insurance provider, Zurich American Insurance ("Zurich"), to vigorously appeal the judgment. Zurich has posted a supersedeas bond in the required amount of $11,321,761 to preclude all collection actions pending the appeal.

The appeal process is likely to take considerable time. If the Company is unsuccessful or only partially successful on appeal, to the extent that the amount of any final judgment exceeds EMSI's insurance coverage, the Company has been advised by its counsel that EMSI has a valid Stowers claim against Zurich that, pursuant to applicable Texas law, should result in Zurich's being held responsible for the amount of the judgment in excess of the policy limits. If such a claim against Zurich were unsuccessful, any amount of the final judgment to the plaintiffs in excess of EMSI's insurance coverage could have a material adverse impact on the Company's financial condition and results of operation. The financial statements do not include any adjustment which may result from this significant uncertainty should the Company not be successful in the appeal process and/or its Stowers claim against Zurich.


     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, the Company issued 180,846 shares of Company common stock in exchange for the surrender of 180,846 shares of common stock of EMSI by the holders thereof. The transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

     Item 5. Other Information

There were no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors during the second quarter of 2007.

     Item 6. Exhibits

     (a)  Exhibits.

     2.1 Agreement and Plan of Merger dated as of July 6, 2007 by and among MedSolutions, Inc., Stericycle, Inc. and TMW Acquisition Corporation (filed as
Exhibit 2.1 to the Company's Form 8-K filed on July 6, 2007, and incorporated herein by reference).

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

     9.1 Voting Agreement dated as of July 6, 2007 by and among Stericycle, Inc., TMW Acquisition Corporation, and the shareholders of MedSolutions, Inc. signatory thereto (filed as Exhibit 99.1 to the Company's Form 8-K filed on July 6, 2007, and incorporated herein by reference)

     10.1 Firm Commitment Agreement, dated October 31, 2000, between Lilly Beter Capital Group, Ltd. and MedSolutions, Inc. (filed as Exhibit 10.1 to the Company's Form 10-SB filed on July 16, 2001, and incorporated herein by reference).

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


                                             MEDSOLUTIONS, INC.


Dated:  August 20, 2007                      By: /S/  Matthew H. Fleeger
                                                 -----------------------
                                                 Matthew H. Fleeger, President,
                                                 Chief Executive Officer



Dated:  August 20, 2007                      By: /S/  J. Steven Evans
                                                 --------------------
                                                 J. Steven Evans, Vice President
                                                 of Finance